Form 10-Q
period 1996-04-27
GENERAL NUTRITION COMPANIES INC
filed 1996-06-11
CIK 880120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended April 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19592

                       GENERAL NUTRITION COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

   DELAWARE                                                 04-3056351
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   921 Penn Avenue                                          15222
   Pittsburgh, Pennsylvania                                 (Zip Code)
   (Address of principal executive offices)

   Registrant's telephone number, including area code: (412) 288-4600

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

     As of June 7, 1996, the number of shares outstanding of the registrant's common stock was 85,527,922.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                      April 27,          February 3,
(In thousands, except share data)                                                   1996                1996
- --------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               (unaudited)
Current Assets:
   Restricted Cash                                                                    $    953            $    961
   Receivables                                                                          45,055              38,292
   Inventories                                                                         162,247             147,723
   Deferred taxes                                                                        9,647               9,647
   Other current assets                                                                 15,431              13,699
                                                                                      --------            --------
     Total current assets                                                              233,333             210,322
Property, plant and equipment, net                                                     151,533             145,969
Other assets                                                                            32,035              28,515
Deferred financing fees, net of accumulated amortization of $1,022 and $889              3,544               3,141
Goodwill, net of accumulated amortization of $48,888 and $46,667                       295,814             295,865
                                                                                      --------            --------
                                                                                      $716,259            $683,812
                                                                                      ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                    $ 99,404            $ 75,905
  Accrued salaries, wages, vacations and related taxes                                  13,448              18,225
  Accrued income taxes                                                                  17,536               4,465
  Accrued interest                                                                         595                 492
  Other current liabilities                                                             37,097              36,127
  Redeemable preferred stock                                                               953                 961
  Long-term debt, current portion                                                        1,215              21,466
                                                                                      --------            --------
    Total current liabilities                                                          170,248             157,641

Long-term debt                                                                         157,846             197,006

Deferred taxes on income                                                                 2,508               2,508

Commitments and contingencies                                                               --                  --

Shareholders' Equity:
Common Stock, $.01 par value:
    Authorized 200,000,000 shares, issued and outstanding
    90,006,371 shares at April 27, 1996 and
    87,744,019 shares at February 3, 1996                                                  900                 877
Additional paid-in capital                                                             293,348             253,521
Stock options outstanding                                                                3,816               4,769
Currency translation adjustment                                                           (177)               (102)
Accumulated earnings                                                                    87,770              67,592
                                                                                      --------            --------
                                                                                       385,657             326,657
                                                                                      --------            --------
                                                                                      $716,259            $683,812
                                                                                      ========            ========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


(In thousands, except per share data)
- -------------------------------------------------------------------------------

                                                     12 Weeks Ended
                                                -------------------------
                                                April 27,       April 29,
                                                  1996            1995
                                                ---------       ---------
        Net revenue                             $230,167        $192,002
        Cost of sales, including costs of
          warehousing, distribution and
          occupancy                              141,332         116,059
        Selling, general and administrative       49,386          42,748
        Amortization of goodwill                   2,221           1,911
                                                --------        --------
        Operating earnings                        37,228          31,284
        Interest expense                           2,948           5,362
                                                --------        --------
        Earnings before income taxes              34,280          25,922
        Income taxes                              14,102          10,821
                                                --------        --------
        Net earnings                            $ 20,178        $ 15,101
                                                ========        ========


        Primary earnings per share              $   0.22        $   0.19
                                                ========        ========

        Average number of shares outstanding      92,206          80,342
                                                ========        ========


        Fully diluted earnings per share        $   0.22        $   0.18
                                                ========        ========

        Average number of shares outstanding      92,210          88,538
                                                ========        ========

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    12 Weeks               12 Weeks
                                                                                     Ended                  Ended
                                                                                    April 27,              April 29,
(In thousands)                                                                        1996                   1995
- --------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                                  $ 20,178               $ 15,101
                                                                                    --------               --------
      Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                                               9,176                  6,871
           Amortization of deferred financing fees                                       133                    133
           Other, principally loss on disposal of fixed assets                         1,195                     75
           Change in operating assets and liabilities:
               (Increase) decrease in receivables                                     (6,810)                   675
               (Increase) decrease in inventories                                    (14,493)                    99
               Increase in accrued taxes                                              13,071                 10,560
               Increase in other assets                                               (6,337)                (4,878)
               Increase in accounts payable and accrued liabilities                   24,461                 10,432
                                                                                    --------               --------
                   Total adjustments                                                  20,396                 23,967
                                                                                    --------               --------
      Net cash provided by operating activities                                       40,574                 39,068
                                                                                    --------               --------

Cash flows from investing activities:
      Capital expenditures                                                           (13,681)               (10,737)
      Increase in franchisee notes receivable                                         (1,533)                (1,016)
      Payments for store acquisitions                                                 (2,216)                  --
      Loan to related party                                                           (1,750)                  --
                                                                                    --------               --------
      Net cash used in investing activities                                          (19,180)               (11,753)
                                                                                    --------               --------

Cash flows from financing activities:
      Net payments on revolving credit facility                                      (24,999)               (21,300)
      Retirement of long-term debt                                                   (34,001)                (4,000)
      Decrease in capital lease obligations                                             (411)                (2,275)
      Redemption of redeemable preferred stock                                            (8)                   (62)
      Net proceeds from issuance of common stock                                      38,628                    260
      Increase in deferred financing fees                                               (536)                  --
                                                                                    --------               --------
      Net cash used in financing activities                                          (21,327)               (27,377)
Effect of exchange rate changes on cash                                                  (75)                  --
                                                                                    --------               --------
Net decrease in cash                                                                      (8)                   (62)
Beginning balance, cash                                                                  961                  1,095
                                                                                    --------               --------
Ending balance, cash                                                                $    953               $  1,033
                                                                                    ========               ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
           Interest                                                                 $  2,724               $  5,355
           Income taxes                                                             $    598               $     81

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF REPORTING. In the opinion of General Nutrition Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at April 27, 1996 and February 3, 1996 and the results of operations for the twelve weeks ended April 27, 1996 and April 29, 1995. All such adjustments are of a normal and recurring nature.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1995 Annual Report and Annual Report on Form 10-K for the fiscal year ended on February 3, 1996 filed with the Securities and Exchange Commission. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve weeks ended April 27, 1996 are not necessarily indicative of the operating results for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACCOUNTING CHANGES. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective beginning in 1996. The Company implemented SFAS No. 121 in the first quarter. Neither the Company's financial position nor the results of its operations were materially affected by the implementation. The Company will continue to analyze, on a regular basis, its assets for recoverability. In particular, the assets acquired through the purchase of Nature Food Centres, Inc. in 1994 have not met management's profit expectations. During the first quarter, management implemented changes in personnel and marketing strategy aimed at improving the performance of these stores. Based upon current operating projections which give effect to these changes, no impairment exists relative to these assets. Management will continue to monitor the performance of the stores and evaluate the future use and recoverability of these assets.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective beginning in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. In the first quarter, the Company elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

3. CASH. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At April 27, 1996, and February 3, 1996, cash overdrafts of $17.6 million and $8.9 million respectively, were included in accounts payable. At April 27, 1996, the Company had $240.4 million available on its revolving credit facility after excluding $3.3 million restricted for letters of credit.

4. RECLASSIFICATIONS. Certain amounts in previously issued financial statements have been reclassified to conform to the 1996 presentation.

5.    INVENTORIES.  Inventories consist of the following:

                                                         April 27,           February 3,
                                                           1996                  1996
                                                         --------              ---------
                                                                (In thousands)
       Product ready for sale                            $133,259               $122,666
       Unpackaged bulk product and raw materials           25,601                 21,678
       Packaging supplies                                   3,387                  3,379
                                                         --------               --------
                                                         $162,247               $147,723
                                                         ========               ========


6. LEGAL. Certain Company subsidiaries are named as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company as a result of these actions. See Note 13 in the Company's Annual Report on Form 10-K for the fiscal year ended on February 3, 1996.

7. SIGNIFICANT AND SUBSEQUENT EVENTS. In February 1996, the Company made a $34.0 million payment on the outstanding bank debt, utilizing proceeds from the sale of the Company's common stock. At June 6, 1996, subsequent to the close of the quarter, the Company had used approximately $65.9 million to repurchase 4.465 million shares of the Company's common stock and has also sold European put options to purchase an additional 2.0 million shares of its common stock at an average price of $17.75 per share in October of 1996.

PART I.  FINANCIAL INFORMATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         REVENUE. Consolidated revenue for the twelve weeks ended April 27, 1996 was $230.2 million, an increase of $38.2 million or 19.9% compared with the same period in 1995. The total number of system-wide stores, which includes Company-owned and franchise stores, increased to 2,652 and system wide retail sales increased 17.8% to $250.4 million in the first quarter of 1996. Below is a comparison of revenue for each of the Company's business segments for the twelve week periods:

                           12 Weeks            % of         12 Weeks           % of
                            Ended             Total          Ended            Total
                        April 27, 1996       Revenue     April 29, 1995      Revenue
                        --------------       -------     --------------      -------
                                               (In Thousands)
RETAIL                    $169,867            73.8%          $152,047          79.2%
FRANCHISING                 43,287            18.8             31,157          16.2
MANUFACTURING               17,013             7.4              8,798           4.6
                          --------           -----           --------         -----
     TOTAL                $230,167           100.0%          $192,002         100.0%
                          ========           =====           ========         =====


         RETAIL REVENUE. Revenue in the retail segment increased 11.7% in the first twelve weeks of 1996 as compared with the same period in 1995. The increase of $17.8 million was the result of the increase in the number of operating locations from 1,400 at April 29, 1995 to 1,644 at April 27, 1996, and comparable store sales increases of 3.3% for the quarter. Stores purchased through the acquisition of Nature Food Centres, Inc. (NFC) in August 1994 that were not converted to the General Nutrition Center (GNC) format are not included in the comparable store sales. At April 27, 1996, there were 99 NFC locations, located primarily in the northeastern United States, still in operation that are not performing to management expectation in the current NFC format. At April 27, 1996, management determined that 10 of the remaining NFC locations will be converted to the GNC format. Additionally, during the first quarter, management implemented changes in personnel and marketing strategy aimed at improving the performance of these stores. Management will continue to monitor the performance of the stores and evaluate the future use and recoverability of these assets.

         FRANCHISING REVENUE. Revenue in the franchising segment increased 38.9% in the first quarter of 1996 when compared to the same period in 1995 as the number of operating franchises grew to 1,008 at April 27, 1996 versus 793 at April 29, 1995. Franchising revenue is generated primarily from the sale of products to franchisees at wholesale prices and royalty income generated from the franchisee retail sales. These two components represented 93.2% and 93.3% of total franchising revenue in the first quarter of 1996 and 1995 respectively. Also included in revenue are franchise fees, interest income on franchise notes receivable, and revenue generated from the sales of existing stores to franchisees. Franchisee retail comparable store sales increased 12.7% for the quarter when compared with the same period in 1995.

The change in the number of franchise locations and a breakdown of domestic and international locations is as follows:


                              Domestic                International            Total
At February 3, 1996             848                        111                  959
Additions                        61                          4                   65
Closures                         --                         (1)                  (1)
Company purchases               (15)                        --                  (15)
                                ---                        ---                -----
At April 27, 1996               894                        114                1,008
                                ===                        ===                =====


          At April 27, 1996, there were 237 domestic franchises awarded that are not yet open and development agreements to open 5 additional stores domestically. In addition, at April 27, 1996, there were development agreements to open 408 franchise stores internationally.

          MANUFACTURING REVENUE. Total revenue from the manufacturing segment, including intersegment sales both from the United States and $2.8 million from the United Kingdom, increased 42.0% in the first quarter of 1996 compared with the same period in 1995. Third party sales, including $2.6 million from the U.K. facility, increased 93.4% in the first quarter compared with the same period in 1995 as orders for commodity soft-gelatin capsules increased, especially for Vitamin E products. Intersegment sales, which are eliminated from consolidated revenue, increased 25.5% for the first quarter of 1996 when compared with the same period in 1995, to meet the continuing increased product requirements generated as a result of the Company's expansion programs.

             ANALYSIS OF CONSOLIDATED OPERATING COSTS AND EXPENSES

                                                     12 Weeks               12 Weeks
                                                      Ended                  Ended
                                                    April 27,              April 29,
                                                      1996                    1995
                                                    ---------              ---------
                                                            (In thousands)
Cost of sales, including costs of warehousing,
  distribution and occupancy                          $141,332              $116,059
Percent of net revenue                                   61.4%                 60.4%

Selling, general and administrative                    $51,607               $44,659
Percent of net revenue                                   22.4%                 23.3%

Operating earnings                                     $37,228               $31,284
Percent of net revenue                                   16.2%                 16.3%

        Cost of sales, including costs of warehousing, distribution and occupancy increased as a percentage of net revenue by 1.0% in the first quarter of 1996 when compared with the same period in 1995. This increase was primarily the result of increases in occupancy costs as a percentage of retail revenue and an increase in franchise revenue in the quarter as a percentage of total consolidated net revenue, as franchise margins are significantly lower than margins in the retail segment.

        Selling, general and administrative costs declined as a percentage of net revenue by approximately 0.9% as the Company continued to leverage its increased sales in the areas of salaries, advertising and other operating supplies.

NON-OPERATING INCOME (EXPENSE) ANALYSIS

        Interest expense decreased to $2.9 million or 45.0% in the first quarter of 1996 when compared with the same period in 1995. The decrease was the result of a reduction in long term debt through the conversion of the Company's junior subordinated debt into common stock in the second quarter of 1995 and a $34.0 million payment on the outstanding bank debt, utilizing proceeds from the sale of the Company's common stock in February 1996.


        REVIEW OF FINANCIAL CONDITION
ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

        In the twelve weeks ended April 27, 1996, the Company continued its strong performance in each of its three business segments. The Company continued to utilize funds, both internally generated and amounts available under its revolving credit facility, to expand its store base. In the first twelve weeks, 111 new stores were opened, of which 58 were Company-owned, and 53 were franchises opened in the United States. Additionally, 4 stores opened in international markets.

        The Company's first quarter cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

                                                    12 Weeks                   12 Weeks
                                                     Ended                      Ended
                                                    April 27,                  April 29,
                                                      1996                        1995
                                                    ---------                  ---------
                                                               (In thousands)
Cash provided by (used in)
  Operating activities  . . . . . . . . . . . . .    $ 40,574                  $ 39,068
  Investing activities  . . . . . . . . . . . . .     (19,180)                  (11,753)
  Financing activities  . . . . . . . . . . . . .     (21,327)                  (27,377)


        OPERATING ACTIVITIES.   Cash provided by operating activities improved
to $40.6 million or 3.9% in the first quarter of 1996 when compared with the same period in 1995. Net income adjusted for non-cash expenses increased 38.3% for the 12 weeks ended April 27, 1996 compared with the same period in 1995. This improvement was offset by increases in accounts receivable, primarily from product sales to the Company's franchisees, and inventory purchased to provide for the requirements of the continuing store expansion programs, both domestic and international.

        INVESTING ACTIVITIES. The primary use of funds in each of the reported periods, excluding the funds used in financing activities, was for capital expenditures. The Company incurred capital expenditures of approximately $13.7 million and $10.7 million for the first twelve weeks of 1996 and 1995 respectively. The capital expenditures were used primarily for the Company's new store expansion program and expansion at the warehousing and manufacturing facilities. The Company has planned capital expenditures of approximately $66.0 million for 1996.

        The Company also added to its Company-owned store base through acquisitions of independently-owned stores and the repurchase of existing franchise locations. In the first quarter of 1996, 18 stores were acquired at a cost of $2.2 million.

        Additionally, the Company increased the loan to its related party in the joint operations of an office building in Pittsburgh, Pennsylvania by $1.75 million in the first quarter.

        Receivables from franchise notes increased by $1.5 million in the first twelve weeks of 1996, as the number of domestic operating franchise locations increased to 894 from 848 at February 3, 1996.

        The funds required for the Company's future investing activities will come from a number of sources including operating cash flow, the revolving credit facility, and repayment of franchisee notes.

        FINANCING ACTIVITIES. In March of 1996, the Company amended and restated its credit agreement, increasing amounts available on its revolving credit facility to $400 million and eliminating the bank term loan and associated repayment amortization requirements. The new facility as amended in June 1996, allows for $150 million to be used to repurchase the Company's common stock as appropriate. At April 27, 1996, the Company had $240.4 million available on its revolving credit facility. At June 6, 1996, subsequent to the close of the quarter, the Company had used approximately $65.9 million to repurchase 4.465 million shares of the Company's common stock at an average price of $14.76 per share. The Company has also sold European put options to purchase an additional 2.0 million shares of its common stock at an average price of $17.75 per share in October of 1996.

        In February 1996, the Company repaid $34.0 million of the long term debt with proceeds from the sale of approximately 1.6 million shares of its common stock at a net price of approximately $20.75 per share.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (11.1) Computation of net earnings per share is attached.

          (23) Interim review report of the Company's independent accountants, Deloitte & Touche LLP, for the first fiscal quarter ended April 27, 1996 is attached.

          (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the first fiscal quarter ended April 27, 1996 is attached.

          (27)   Financial Data Schedule is attached.

                 No current reports on Form 8-K were filed during the twelve-week period ended April 27, 1996.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENERAL NUTRITION COMPANIES, INC.


                                        By: /s/  EDWIN J. KOZLOWSKI
                                           ----------------------------
                                                 Edwin J. Kozlowski
                                           Executive Vice President, Chief
                                           Financial Officer and Principal
                                           Accounting Officer


DATE:       June 11, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENERAL NUTRITION COMPANIES, INC.


                                        By: /s/ EDWIN J. KOZLOWSKI
                                           ----------------------------
                                                Edwin J. Kozlowski
                                           Executive Vice President, Chief
                                           Financial Officer and Principal
                                           Accounting Officer


DATE:       June 11, 1996