Form 10-Q
period 1996-07-20
GENERAL NUTRITION COMPANIES INC
filed 1996-08-26
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

(Mark One)

[  X  ] Quarterly report pursuant to Section 13 or 15(d) of the  Securities
        Exchange Act of 1934

For the twelve weeks ended July 20, 1996

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


      As of August 19, 1996, the number of shares outstanding of the registrant's common stock was 83,002,073.



            GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                               July 20,   February 3,
(In thousands, except share data)                                1996       1996
ASSETS                                                            (unaudited)
Current Assets:
 Restricted cash                                             $      941    $    961
 Receivables                                                     44,133      38,292
 Inventories                                                    174,380     147,723
 Deferred taxes                                                   9,647       9,647
 Other current assets                                            16,631      13,699
  Total current assets                                       $  245,732  $  210,322


Property, plant and equipment, net                              144,097     145,969

Other assets                                                     33,442      28,515

Deferred financing fees, net of accumulated
 amortization of $ 1,143 and $ 889                                3,417       3,141

Goodwill, net of accumulated amortization of $51,058 and        242,390     295,865
$46,667
                                                             $  669,078   $ 683,812


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                            $   81,025   $  75,905
 Accrued salaries, wages, vacations and related taxes            14,101      18,225
 Accrued income taxes                                                --       4,465
 Accrued interest                                                 1,224         492
 Other current liabilities                                       48,396      36,127
 Redeemable preferred stock                                         941         961
 Long-term debt, current portion                                    920      21,466
  Total current liabilities                                     146,607     157,641

Long-term debt                                                  301,885     197,006

Deferred taxes on income                                          2,508       2,508

Commitments and contingencies                                        --         --

Shareholders' Equity:
Common Stock, $.01 par value:
  Authorized 200,000,000 shares, issued and outstanding
  90,033,128 shares at July 20, 1996 and
  87,744,019 shares at February 3, 1996                            900          877
Additional paid-in capital                                     294,948      253,521
Stock options outstanding                                        3,769        4,769
Currency translation adjustment                                  (130)         (102)
Accumulated earnings                                            35,891       67,592
Treasury stock, at cost:
  7,610,700 shares at July 20, 1996                           (117,300)         --
                                                               218,078      326,657


                                                             $ 669,078    $ 683,812

<F1>
Notes to Consolidated Financial Statements are an integral part of these statements.





                     GENERAL NUTRITION COMPANIES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)



                                                   12 Weeks Ended           24 Weeks Ended
                                                 July 20,    July 22,     July 20,    July 22,
                                                   1996        1995         1996        1995

Net revenue                                    $ 217,750   $ 194,410    $ 447,917   $ 386,412
Cost of sales, including costs of
warehousing, distribution and occupancy          136,652     118,865      277,984     234,924
Selling, general and administrative               46,889      42,789       96,275      85,537
Amortization of goodwill                           2,170       1,921        4,391       3,832
Restructuring charge                              80,243           -       80,243           -
Operating earnings (loss)                        (48,204)     30,835      (10,976)     62,119
Interest expense                                   3,375       5,068        6,323      10,430
Earnings (loss) before income taxes              (51,579)     25,767      (17,299)     51,689
Income taxes                                         300      10,620       14,402      21,441
Net earnings (loss)                            $ (51,879)  $  15,147    $ (31,701)  $  30,248


Primary earnings (loss) per share              $   (0.60)  $    0.19    $   (0.36)  $    0.37

Average number of shares outstanding               86,681     81,428       88,122      81,406


Fully diluted earnings (loss) per share        $   (0.60)  $    0.18    $   (0.36)  $    0.35

Average number of shares outstanding               86,681     89,624       88,122      89,602


<F1>
Notes to Consolidated Financial Statements are an integral part of these statements.








            GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)






                                                      24 Weeks    24 Weeks
                                                         Ended       Ended
                                                      July 20,    July 22,
(In thousands)                                            1996        1995
Cash flows from operating activities:
  Net earnings (loss)                                $  (31,701)  $ 30,248
  Adjustments to reconcile net (loss) earnings to
  net cash provided by operating activities:
     Depreciation and amortization                       18,499     13,939
     Amortization of deferred financing fees                254        266
     Restructuring charge                                80,243         --
     Other, principally loss on disposal of fixed
     assets                                                 246        409
     Change in operating assets and liabilities:
       (Increase) decrease in receivables                (5,347)     1,958
       (Increase) decrease in inventories               (33,776)     2,218
       (Decrease) increase in accrued taxes              (4,465)       275
       Decrease in other assets                             138        349
       Increase in accounts payable and accrued
        liabilities                                      11,819         78
       (Decrease) increase in other working capital
         items                                           (6,679)     4,778
          Total adjustments                              60,932     24,270
  Net cash provided by operating activities              29,231     54,518

Cash flows from investing activities:
  Capital expenditures                                  (26,934)   (19,018)
  Increase in franchisee notes receivable                (3,524)    (1,944)
  Payments for store acquisitions                        (3,654)    (2,795)
  Loan to related party                                  (1,750)        --
  Net cash used in investing activities                 (35,862)   (23,757)

Cash flows from financing activities:
  Net borrowings (payments) on revolving credit         119,201    (21,300)
   facility
  Retirement of long-term debt                          (34,001)    (8,000)
  Decrease in capital lease obligations                    (865)    (2,726)
  Redemption of redeemable preferred stock                  (20)       (91)
  Net proceeds from issuance of common stock             40,161      1,265
  Net payments for treasury stock                      (117,300)        --
  Increase in deferred financing fees                      (536)        --
  Net cash provided by (used) in financing
   activities                                            6,640     (30,852)
Effect of exchange rate changes on cash                    (29)         --
Net decrease in cash                                       (20)        (91)
Beginning balance, cash                                    961       1,095
Ending balance, cash                                  $    941    $  1,004

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                         $  5,468    $  9,487
     Income taxes                                     $ 24,919    $ 20,749


Non-cash transactions:
(a) On July 20, 1995, $25 million of junior subordinated debt was converted into 2.6 million shares of common stock

Notes to Consolidated Financial Statements are an integral part of these statements.











                     GENERAL NUTRITION COMPANIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. Basis of Reporting. In the opinion of General Nutrition Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at July 20, 1996 and February 3, 1996 and the results of operations for the twelve and twenty-four weeks ended July 20, 1996 and July 22, 1995. All such adjustments are of a normal and recurring nature except for the restructuring charge discussed in Note 7.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1995 Annual Report and Annual Report on Form 10-K for the fiscal year ended on February 3, 1996 filed with the Securities and Exchange Commission. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve and twenty-four weeks ended July 20, 1996 and July 22, 1995 are not necessarily indicative of the operating results for the full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Accounting Changes. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective beginning in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

3. Cash. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At July 20, 1996, and February 3, 1996, cash overdrafts of $8.0 million and $8.9 million respectively, were included in accounts payable. At July 20, 1996, the Company had $94.4 million available on its revolving credit facility after excluding $5.0 million restricted for letters of credit.

4. Reclassifications.   Certain amounts reported in  previously  issued
   financial statements have been reclassified to conform to the 1996 presentation.


5. Inventories.  Inventories consist of the following:

                               July 20,        February 3,
                                  1996               1996

                                    (In thousands)

    Product ready for sale    $ 139,130        $ 122,666
    Unpackaged bulk product
       and raw materials         32,151           21,678
    Packaging supplies            3,099            3,379

                              $ 174,380        $ 147,723


6. Legal. Certain Company subsidiaries are named as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company from these actions. See Note 13 in the Company's Annual Report on Form 10-K for the fiscal year ended on February 3, 1996.

    On June 24, 1996, an action was commenced against the Company in the Court of Chancery of the State of Delaware entitled LaValla v. Thomas H. Lee et al., Civil Action No. 15080. Plaintiff asserts that the Company is liable for a violation of Section 11 of the Securities Act of 1933, arising out of allegedly false and misleading statements in the Prospectus and Registration Statement for a public offering of common stock of the Company which took place on February 7, 1996. Plaintiff also alleges that two directors and shareholders of the Company, Thomas H. Lee and Thomas
    R. Shepherd, are liable for a violation of Section 11 of the Securities Act of 1933, arising out of the same allegedly false and misleading statements in the Prospectus and Registration Statement. Plaintiff seeks certification of the action as a class action, purportedly on behalf of all persons other than defendants who purchased shares of the Company's common stock during the public offering. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously.

    On August 2, 1996, an action was commenced against the Company in the United States District Court for the Western District of Pennsylvania entitled Klein et al. v. General Nutrition Companies, Inc. et al., Civil Action No. 96-1455. Plaintiffs assert that the Company is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the Prospectus and Registration Statement for a public offering of common stock of the Company which took place on February 7, 1996, and for violations of Section 10(b) of the Securities Exchange Act of 1934 and for negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of the Company, as well as the underwriters for the public offering, are liable for other violations of the federal and state securities laws and for negligent misrepresentation. Plaintiffs seek certification of the action as a class action, purportedly on behalf of all persons other than defendants who purchased shares of the Company's common stock during the proposed class period from February 7 through May 28, 1996. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously.

7. Restructuring Charge. During the second quarter of 1996, the Company recorded a restructuring charge of $80.2 million ($68.8 million after tax or $.79 per share). The charge recorded by the Company related to the write-off of goodwill, property, and equipment, inventories, and other assets associated with management's decision to discontinue the Nature Food Centres (NFC) retail concept. The charge for NFC of $66.7 million included $52.6 million of goodwill. The remaining $13.5 million of the recorded charge relates to unproductive GNC assets, primarily inventory relating to Natural Solutionsr, fitness and apparel products, all of which will be discontinued, as well as excess costs resulting from retrofitting certain stores, including the Alive prototype store.

8. Subsequent Events. On August 17, 1996, the Company acquired Nature's fresh Northwest (Nature's) for $17.5 million in cash and stock in exchange for all of Nature's common stock. The acquisition of Nature's was accounted for under the purchase method of accounting. The operations of Nature's are immaterial to the Company's revenue, net income and earnings per share at July 20, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Revenue. Consolidated revenue for the twelve and twenty-four weeks ended July 20, 1996 was $217.8 million and $447.9 million, respectively. This represents an increase of $23.4 million and $61.5 million or 12.0% and 15.9%, respectively, when compared with the same periods in 1995. Below is a comparison of revenue for each of the Company's businesses for the twelve and twenty-four week periods:

                                    Consolidated Revenue

                      12 Weeks          % of          12 Weeks         % of
                         Ended         Total             Ended        Total
                 July 20, 1996       Revenue     July 22, 1995      Revenue
(In millions)

Retail                 $ 158.2         72.6%           $ 152.3        78.3%
Franchising               42.6         19.6               33.2        17.1
Manufacturing             17.0          7.8                8.9         4.6

  Total                $ 217.8        100.0%           $ 194.4       100.0%


                      24 Weeks          % of          24 Weeks         % of
                         Ended         Total             Ended        Total
                 July 20, 1996       Revenue     July 22, 1995      Revenue
(In millions)

Retail                 $ 328.1         73.3%           $ 304.4        78.8%
Franchising               85.9         19.2               64.3        16.6
Manufacturing             33.9          7.5               17.7         4.6

  Total                $ 447.9        100.0%           $ 386.4       100.0%


     Retail Revenue. The retail segment includes revenue from General Nutrition Centers (GNC) stores, Nature Food Centre (NFC) stores and Health and Diet Centres (HDC) stores. Domestically, for the twelve and twenty-four weeks ended July 20, 1996, GNC and NFC stores represented 98.6% of total retail revenue, with the remaining 1.4% representing HDC, the Company's United Kingdom retail stores. Comparable stores sales for the second quarter decreased by 4.4% for GNC stores and increased 7.7% for HDC stores when compared with the same period in 1995. The decrease in GNC comparable store sales is attributed primarily to a significant decrease in sales of third party diet products. The sale of these products was a driving factor in the increase in comparable store sales of 16.2% in the second quarter of 1995 versus the same period in 1994. In addition, management believes that negative publicity concerning Ephedrine products, along with regulations by certain states forbidding the sale of products containing Ephedrine, reduced sales in the herb category in the second quarter. Future regulatory actions concerning these products could further affect comparable store sales in both Company and franchise stores. Total retail sales of GNC increased 7.4% during the quarter, attributable to the net opening of 33 new stores. At July 20, 1996, there were 1,566 GNC, 90 NFC and 20 HDC stores in operation.

    Franchising Revenue. Revenue from the franchise segment increased 28.3% and 33.6% respectively, for the twelve and twenty-four weeks ended July 20, 1996, when compared with the same periods in 1995. The increase in revenue continued to be driven primarily from new store openings, coupled with comparable store sales increases averaging 4.5% in the franchise retail sales. Product sales at wholesale and royalties on retail sales, representing the core of franchise ongoing revenue, comprised 92.2% of total franchise revenue in the twelve and twenty-four weeks respectively ended July 20, 1996. The remaining revenue included sales of stores, fixtures, franchise award fees and interest income on franchise accounts receivable. Franchise retail sales were $78.2 million and $158.7 million, respectively, for the twelve and twenty-four weeks ending July 20, 1996, an increase of 21.3% and 26.9% when compared with the same periods in 1995. At July 20, 1996, there were 1,057 franchise stores operating compared with 839 franchise stores operating at July 22, 1995. In addition, at July 20, 1996, there were 148 franchise stores awarded and 438 development agreements outstanding for which stores are not yet opened.

The franchise operating stores are categorized as follows:

                              July 20,           July 22,
                                 1996               1995

Operating Franchise Stores:
     Domestic                    944                 753
     International               113                  86

                               1,057                 839


      Manufacturing  Revenue.   Total  revenue  from  manufacturing,  which
includes the Company's United Kingdom manufacturing business (HDF) and intersegment sales, increased 60.4% and 51.0% in the twelve and twenty-four weeks ended July 20, 1996 when compared with the same periods in 1995. Third party sales increased 91.0% in the second quarter when compared with
1995.   The  sales increase is attributed to increased demand for commodity vitamins and the addition of $2.4 million from HDF. The Health and Diet Group, Ltd., was acquired in the 4th quarter of 1995, and therefore was not part of the Company's consolidation in the second quarter. Intersegment sales grew by 50.2% in the second quarter versus the second quarter of 1995 to support the continuing stores expansion program and the increased number of new products developed in 1996 versus a year ago.



                       Analysis of Operating Costs and Expenses

                                 12 Weeks      12 Weeks     24 Weeks     24 Weeks
                                    Ended         Ended        Ended        Ended
                                  July 20,      July 22,     July 20,     July 22,
                                     1996          1995         1996         1995

                                                     (In thousands)

Cost of sales, including
 costs of warehousing,
 distribution and occupancy      $ 136,652    $ 118,865    $ 277,984    $ 234,924
Percent of net revenue                62.8%        61.1%        62.0%        60.8%

Selling, general and
 administrative                  $  49,059    $  44,710    $ 100,666    $  89,369
Percent of net revenue                22.5%        23.0%        22.5%        23.1%

Restructuring charge             $  80,243           --    $  80,243          --
Percent of net revenue                36.8%          --         18.0%         --

Operating earnings (loss)        $ (48,204)   $  30,835    $ (10,976)   $  62,119
Percent of net revenue               (22.1)%       15.9%        (2.5)%       16.1%




     Cost of sales, including the cost of warehousing, distribution and occupancy increased as a percentage of net revenue by 1.7% to 62.8% in the second quarter of 1996, when compared with the same quarter in 1995. The cost increase as a percentage of net revenue is a direct result of fixed occupancy charges in retail coupled with lower retail sales volume. Total retail sales increased 3.9% in the second quarter versus the same period in 1995 while occupancy costs increased 16.0%. In addition, consolidated costs of sales will decrease as retail revenue, as a percentage of total net revenue, decreases.

     Selling, general and administrative costs decreased in the second quarter as a percentage of net revenue when compared with the same quarter in 1995 by .5%. The Company was able to control expenses and thereby offset the slower growth in retail sales volume. Advertising expense was $9.4 million for the second quarter of 1996 versus $7.9 million for the same quarter in 1995.

    During the second quarter of 1996, the Company recorded a restructuring charge of $80.2 million ($68.8 million after tax or $.79 per share). The charge recorded by the Company related to the write-off of goodwill, property, and equipment, inventories, and other assets associated with the decision to discontinue the Nature Food Centres (NFC) retail concept. The charge recorded was to adjust for certain unproductive assets, the majority of which are in the retail business segment. This charge was deemed necessary after management's review of the recoverability of certain assets as required by Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." (See Note 7 of Notes to Consolidated Financial Statements)


Non-Operating Income (Expense) Analysis

     Interest expense decreased to $3.4 million or 33.4% in the second quarter of 1996 when compared to the same period in 1995. The decrease was due to several factors. First, the Company's junior subordinated debt was converted into common stock late in the second quarter of 1995. Secondly, proceeds from the sale of the Company's common stock in February, 1996 was used to reduce the outstanding bank debt. Lastly, the Company amended and restated the existing credit agreement early in the first quarter of 1996, providing for a revolving credit facility with interest based on prime or Eurodollar rates plus an add on margin of .5%. Interest for the remainder of the year will increase over current levels as a result of the additional borrowings on the Company's revolving credit facility to repurchase the Company's common stock in the second quarter of 1996.


Review of Financial Condition
Analysis of Liquidity and Capital Resources

    In the first twenty-four weeks of 1996, the Company's business segments continued to contribute to increased earnings from continuing operations. The Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:
                                    24 Weeks         24 Weeks
                                       Ended            Ended
                                     July 20,         July 22,
                                        1996             1995
                                         (In thousands)

Cash provided by (used in)
  Operating activities             $ 29,231         $ 54,518
  Investing activities              (35,862)         (23,757)
  Financing activities                6,640          (30,852)

     Operating Activities. Cash provided by operating activities, although strong at $29.2 million for the twenty-four weeks ended July 20, 1996, was 46.4% less than the same period in 1995. For the twenty-four weeks ended July 20, 1996, net earnings, adjusted for non-cash charges and before changes in operating assets and liabilities, increased to $67.5 million or 50.3% when compared with the same period in 1995. Changes in operating assets and liabilities include increases in accounts receivable of $5.3 million and inventories of $33.8 million. The increase in accounts receivable is primarily due to product sales to franchisees. The inventory increase was generated primarily as a result of volume purchases at favorable prices, new store expansion requirements, an increase in raw materials in preparation for the Company's September merchandising reset which includes 200 new products manufactured by the Company, and the initial stocking of the Company's new full line distribution center located in Phoenix, Arizona.

     Investing Activities. The primary use of funds in both 1995 and 1996 was for capital expenditures. The Company incurred capital expenditures of approximately $26.9 million in the first two quarters of 1996 and $19.0 million in the first two quarters of 1995. In 1996, approximately $17.3 million of these expenditures were used to finance the Company's store expansion program and $7.4 million was used to add additional capacity to the distribution and manufacturing facilities. Notes receivable from the sale of stores to franchisees and Company purchases of franchise or independently owned stores were $7.2 million and $4.7 million, respectively for the twenty-four weeks ended July 20, 1996 and July 22, 1995. The Company anticipates total capital expenditures of approximately $66 million in 1996.

     Financing  Activities. In the twenty-four weeks ended  July  20,
1996, the Company repaid $34.0 million on its bank term loan with funds received from the sale, in February 1996, of approximately 1.6 million shares of its common stock at an average price of approximately $20.75 per
share.   In addition, the Company borrowed approximately $117.3 million on its revolving credit facility to repurchase approximately 7.6 million shares of its common stock at an average of $15.412 per share. The Company also sold European put options to purchase an additional 2.0 million shares of its common stock at an average net price of $16.325 per share in October
1996.   At  July 20, 1996, the Company had $94.4 million available on its revolving credit facility.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          See Note 6 to the Notes to Consolidated Financial Statements.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Stockholders was held in Pittsburgh, Pennsylvania on June 27, 1996.

          (b) Jerry  D. Horn was re-elected as a Class III Director  for a three-year term expiring in 1999 by a vote of 73,608,833 For; and 1,093,412 Withheld Authority and Thomas R. Shepherd was re-elected as a Class III Director for a three-year term expiring in 1999 by a vote of 73,619,100 For; and 1,083,145 Withheld Authority. Thomas H. Lee resigned as a Class I director on June 27, 1996. His vacancy was filled by David Lucas. The remaining directors continue in office with their class and term as follows: Class II-William E. Watts and Ronald L. Rossetti with terms expiring in 1997; Class I-David Lucas and W. Harrison Wellford with terms expiring in 1998.

          (c) In addition, at the meeting the following matters were voted upon with the vote indicated below:

              (i) A proposal to ratify the appointment of the Company's independent auditors, Deloitte & Touche LLP, for the current fiscal year

                   74,668,452  FOR       17,431  AGAINST     16,362  ABSTAIN

          (d)  Not applicable.



Item 6.   Exhibits and Reports on Form 8-K.

          (11.1) Computation of net earnings per share is attached.

          (23)   Interim   review  report  of  the  Company's independent
                 accountants, Deloitte & Touche LLP, for the second fiscal quarter ended July 20, 1996 is attached.

          (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the second fiscal quarter ended July 20, 1996 is attached.

          (27)   Financial Data Schedule is attached.

                 No current reports on Form 8-K were filed during the second fiscal quarter.





                                SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GENERAL NUTRITION COMPANIES, INC.




                                By: /s/  Edwin J. Kozlowski
                                         Edwin J. Kozlowski

                                Executive Vice President, Chief
                                Financial Officer and Principal
                                Accounting Officer




DATE:    August 23, 1996