Form 10-Q
period 1996-10-12
GENERAL NUTRITION COMPANIES INC
filed 1996-11-26
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        _________________

                            FORM 10-Q

(Mark One)

[  X  ]   Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the twelve weeks ended October 12, 1996.

                               OR

[     ]   Transition report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934


Commission file number 01-19592


                GENERAL NUTRITION COMPANIES, INC.
     (Exact name of Registrant as specified in its charter)


     DELAWARE                                     4-3056351
     (state or other jurisdiction of              (I.R.S.Employer
     Incorporation or organization)               Identification No.)

     921 Penn Avenue                              15222
     Pittsburgh, Pennsylvania                     (Zip Code)
     (Address of principal executive office)

     Registrant's telephone number, including area code:  (412) 288-4600


        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X       No


     As of November 19, 1996, the number of shares outstanding of the registrant's common stock was 82,299,916.










                  GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         Oct. 12,     Feb. 3,
(In thousands, except share data)                          1996        1996

ASSETS                                                        (unaudited)
Current Assets:
  Restricted cash                                           930         961
  Receivables                                            49,955      38,292
  Inventories                                           184,375     147,723
  Deferred taxes                                          9,757       9,647
  Other current assets                                   15,378      13,699
     Total current assets                               260,395     210,322

  Property, plant and equipment, net                    157,296     145,969

  Other assets                                           37,116      28,515

  Deferred financing fees, net of accumulated
    amortization of $1,312 and $889                       3,268       3,141

  Goodwill, net of accumulated amortization of
    $53,187 and $46,667                                 258,712     295,865



                                                        716,787     683,812


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       83,685      75,905
  Accrued salaries, wages, vacations and
   related taxes                                         14,919      18,225
  Accrued income taxes                                    3,904       4,465
  Accrued interest                                          855         492
  Other current liabilities                              52,900      36,127
  Redeemable preferred stock                                930         961
  Long-term debt, current portion                           997      21,466
     Total current liabilities                          158,190     157,641

  Long-term debt                                        310,379     197,006

  Deferred taxes on income                                2,704       2,508

  Commitments and contingencies                              -           -

  Shareholders' Equity:
  Common stock, $.01 par value:
    Authorized 200,000,000 shares,
    issued and outstanding, including shares
    in treasury, 90,662,879 shares at
    October 12, 1996 and 87,744,019 shares
    at February 3, 1996                                    907          877

  Additional paid-in capital                           304,530      253,521
  Stock options outstanding                              3,755        4,769
  Currency translation adjustment                         (139)        (102)
  Accumulated earnings                                  53,761       67,592

Less Treasury stock, at cost (7,610,700
  shares at October 12, 1996)                         (117,300)          -


                                                       245,514      326,657


                                                       716,787      683,812



Notes to Consolidated Financial Statements are an integral part of these statements.




               GENERAL NUTRITION COMPANIES,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)
                    (In thousands, except per share data)


                                     12 Weeks Ended        36 Weeks Ended

                                   Oct. 12,   Oct. 14,     Oct. 12,   Oct. 14,
                                     1996       1995         1996      1995

Net revenue                         226,622   193,546      674,539    579,958
Cost of sales, including
  costs of warehousing,
  distribution and occupancy        139,723   118,350      417,707    353,274
Selling, general and
  administrative                     50,909    41,981      147,184    127,518
Amortization of goodwill              2,129     1,996        6,520      5,828
Restructuring charge                    -          -        80,243        -
Operating earnings                   33,861    31,219       22,885     93,338
Interest expense                      4,438     4,218       10,761     14,648
Earnings before
  income taxes                       29,423    27,001       12,124     78,690
Income taxes                         11,553    11,112       25,955     32,553
Net earnings (loss)                  17,870    15,889      (13,831)    46,137


Primary earnings (loss)
  per share                           0.21      0.18        (0.16)     0.55

Average number of shares
  outstanding                        84,570   89,346       86,364      83,506

Fully diluted earnings
  (loss) per share                    0.21      0.18        (0.16)     0.52

Average number of shares
  outstanding                       84,997    90,196       86,364      90,084


Notes to Consolidated Financial Statements are an integral part of these statements.




                GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                      36 Weeks      36 Weeks
                                                        Ended        Ended
                                                     October 12,   October 14,
(In thousands)                                          1996          1995


Cash flows from operating activities:
    Net earnings (loss)                                (13,831)      46,137

    Adjustments to reconcile net (loss)
      earnings to net cash provided by
      operating activities:

        Depreciation and amortization                   27,618       20,970
        Amortization of deferred financing fees            423          399
        Restructuring charge                            80,243           -
        Other, principally loss on
          disposal of fixed assets                         377        1,026

         Change in operating assets and liabilities:
           (Increase) decrease in receivables           (10,284)        868
           Increase in inventories                      (41,724)    (17,540)
           (Increase) decrease in other assets             (272)        299
           (Decrease) increase in accrued taxes            (561)     11,904
           Increase in accounts payable and
             accrued liabilities                         16,879      23,783
           (Decrease) increase in other
              working capital items                      (5,553)      4,592

                  Total adjustments                      67,146      46,301


Net cash provided by operating activities                53,315      92,438


Cash flows from investing activities:
    Capital expenditures                                (42,792)    (34,319)
    Increase in franchisee notes receivable              (5,582)     (3,980)
    Payments for store acquisitions                      (4,529)     (4,439)
    Payments made for acquisitions, net of
      cash acquired                                     (10,636)         _
    Loan to related party                                (3,536)         -

Net cash used in investing activities                   (67,075)    (42,738)



Cash flows from financing activities:
    Net borrowings (payments) on revolving
      credit facility                                   126,401    (40,700)
    Retirement of long-term debt                        (34,001)   (12,000)
    Decrease in capital lease obligations                (1,222)    (1,322)
    Redemption of redeemable preferred stock                (31)      (100)
    Net proceeds from issuance of common stock           40,469      1,918
    Exercise of warrants to purchase common stock           -        3,171
    Net payments for treasury stock                    (117,300)       -
    Increase in deferred financing fees                    (550)       -

Net cash provided by (used) in financing activities      13,766    (49,033)


Effect of exchange rate changes on cash                     (37)       -
Net (decrease) increase in cash                             (31)       667
Beginning balance, cash                                     961      1,095
Ending balance, cash                                        930      1,762


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             10,277     13,666
    Income taxes                                         25,076     20,921




Non-cash transactions:

  (a) In August 1995, the Company converted $40 million of its junior subordinated debt into approximately 8.2 million shares of common stock at a rate of $4.88.

  (b) On August 17, 1996, $9.2 million of common stock was issued in connection with the acquisition of Nature's Fresh Northwest, Inc.



Notes to Consolidated Financial Statements are an integral part of these statements.








                         GENERAL NUTRITION COMPANIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


1. Basis of Reporting. In the opinion of the General Nutrition Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at October 12, 1996 and February 3, 1996 and the results of operations for the twelve and thirty-six weeks ended October 12, 1996 and October 14, 1995. All such adjustments are of a normal and recurring nature except for the restructuring charge discussed in Note 7.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1995 Annual Report and Annual Report on Form 10-K for the fiscal year ended on February 3, 1996 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve and thirty-six weeks ended October 12, 1996 and October 14, 1995 are not necessarily indicative of the operating results for the full year.

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

2. Accounting Changes. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This standard is effective in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has elected not to adopt the fair value method of accounting for employee stock-based transactions and will continue to account for such transactions under the provisions of APBO No. 25.

3. Cash. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At October 12, 1996, and February 3, 1996, cash overdrafts of $6.8 million and $8.9 million respectively, were included in accounts payable. At October 12, 1996, the Company had $89.2 million available on its revolving credit facility after excluding $3.1 million restricted for letters of credit.

4.   Reclassifications.   Certain  amounts  reported  in  previously
     issued financial statements have been reclassified to conform to the 1996 presentation.

5.   Inventories.  Inventories consist of the following:



                                                   October 12,    February 3,
                                                      1996           1996

                                                          (In thousands)

    Product ready for sale                       $  153,384   $  122,666
    Unpackaged bulk product and raw materials        27,672       21,678
    Packaging supplies                                3,319        3,379

                                                 $  184,375    $ 147,723




6. Legal. Certain Company subsidiaries are named as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company from these actions. See
     Note 13 in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

     On June 24, 1996, an action was commenced against the Company in the Court of Chancery of the State of Delaware entitled LaValla v. Thomas H. Lee et al, Civil Action No. 15080. Plaintiff asserts that the Company is liable for a violation of Section 11 of the Securities Act of 1933, arising out of allegedly false and misleading statements in the Prospectus and Registration Statement for a public offering of common stock of the Company which took place on February 7, 1996. Plaintiff also alleges that two directors and shareholders of the Company, Thomas H. Lee and Thomas R. Shepherd, are liable for a violation of Section 11 of the Securities Act of 1933, arising out of the same allegedly false and misleading statements in the Prospectus and Registration Statement. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously. This action has been stayed pending resolution of the Klein, et al. Case referred to below.

     On August 2, 1996, an action was commenced against the Company in the United States District Court for Western District
     of Pennsylvania entitled Klein et al. v. General Nutrition Companies, Inc. et al., Civil Action No. 96-1455. Plaintiffs assert that the Company is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the Prospectus and Registration Statement for a public offering of common stock of the Company which took place on February 7, 1996, and for violations of section 10(b) of the Securities Exchange Act of 1934 and for negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of the Company, as well as the underwriters for the public offering, are liable for other violations of the federal and state securities laws for negligent misrepresentation. Plaintiffs seek certification of the action as a class action, purportedly on behalf of all persons other than defendants who purchased shares of the Company's common stock during the proposed class period from February 7 through May 28, 1996. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously.


7. Restructuring Charge. During the second quarter of 1996, the Company recorded a restructuring charge of $80.2 million ($68.8 million after tax). The charge recorded by the Company related to the write-off of goodwill, property, equipment, inventories, and other assets associated with management's decision to discontinue the Nature Food Centres (NFC) retail concept. The charge for NFC of $66.7 million included $52.6 million of goodwill. The remaining $13.5 million of the recorded charge relates to unproductive General Nutrition Centers (GNC) assets, primarily inventory relating to Natural Solutions cosmetic and other products, fitness and apparel products, all of which will be discontinued, as well as excess costs resulting from retrofitting the Alive prototype store.

8.   Subsequent  Events.   On October 25, 1996,  the  Company's
     shareholders approved the adoption of the Company's 1996 Long Term Incentive Program which included the 1996 Management and Director Stock Purchase Plan (the "Stock Purchase Plan") and the 1996 Management and Director Stock Option Plan (the "Stock Option Plan").

     Under the Stock Purchase Plan, participants are permitted to purchase shares of the Company's common stock at a price equal to 80 % of the average market price of the common stock during certain specified periods. The Company will recognize compensation expense in periods in which shares are purchased under the Stock Purchase Plan in the amount by which the fair market value per share of the Company's common stock at the time of such purchase exceeds the purchase price per share under the plan. The maximum number of shares which participants are permitted to purchase under the plan is twice their annual compensation or director fees, as the case may be. Non-officer participants may participate to one times their annual compensation. The Company may extend loans to participants for up to 50 % of the amount necessary to purchase the shares under the plan and the applicable withholding tax, provided that no participant shall borrow more than an amount equal to such participant's annual base salary. Any such loans would bear interest at 6 % per annum and are secured by the common stock purchased by the participant. The Company will forgive the loan in the event the market price of the Company's common stock appreciates by at least 25 % or more over the base market price of the common stock in each of the four years commencing from the date of grant of such loan. To the extent that such loans are not forgiven, they are required to be repaid at the earlier of termination of employment or expiration of the four year period.

     Under the Stock Purchase Plan, a total of 1.0 million shares have been reserved for issuance. On October 25, 1996, 535,028 shares were purchased under the Stock Purchase Plan for approximately $6.7 million, 80% of the average market price of the common stock. The Company extended loans in the amount of $4.1 million in connection with such purchase. The Company will record $3.4 million in compensation expense in the fourth quarter in connection with the discount from the market price of the common stock.

     Under the Stock Option Plan, a total of 5.0 million option shares have been reserved for issuance. Of the 5.0 million shares, 2.5 million are initially available for grant thereunder, and 2.5 million shares will become available for grant if the market price of the Company's stock reaches predetermined levels on or prior to August 22, 2000. Option shares vest under the Stock Option Plan on both a daily and annual basis over a four year period. The Company has granted
     2.225 million option shares at an exercise price of $15.50 which was less than the market value on the date of shareholder approval of the Long Term Incentive Program. The Company will record $7.5 million in compensation expense in the fourth quarter related to such grant.

     At November 22, 1996, and subsequent to the close of the third quarter, the Company had repurchased 1.43 million shares of its common stock for $25.58 million at an average price of $17.92 per share. The Board of Directors of the Company has authorized up to $150.0 million of the Company's stock be repurchased.



PART 1.   FINANCIAL INFORMATION


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Revenue. Consolidated revenue for the twelve and thirty-six weeks ended October 12, 1996 was $226.6 million and $674.5 million, respectively. This represents an increase of $33.1 million and $94.5 million or 17.1% and 16.3%, respectively, when compared with the same periods of 1995. Below is a comparison of revenue for each of the Company's businesses for the twelve and thirty-six week periods:


                                   Consolidated Revenue


                        12 weeks           % of        12 weeks         % of
                          Ended           Total         Ended          Total
                      Oct. 12, 1996      Revenue    Oct. 14, 1995     Revenue

(In millions)

Retail                  $  165.9           73.2 %       $  148.2       76.6 %
Franchising                 42.7           18.8             34.8       18.0
Manufacturing               18.0            7.9             10.5        5.4

Total                   $  226.6          100.0 %       $  193.5      100.0 %




                        36 weeks           % of        36 weeks        % of
                          Ended           Total          Ended        Total
                      Oct. 12, 1996      Revenue     Oct. 14, 1995   Revenue

(In millions)

Retail                  $  493.9           73.2 %       $  452.6       78.0 %
Franchising                128.6           19.1             99.2       17.1
Manufacturing               52.0            7.7             28.2        4.9

Total                   $  674.5          100.0 %       $  580.0      100.0 %




      Retail Revenue. The Company currently sells its products through retail outlets operating under the General Nutrition
Centers (GNC), Nature Food Centres (NFC), Health and Diet Centres (HDC) , Amphora (AMP) and newly acquired Nature's Fresh Northwest (NAT) names. Below is a summary of revenue by retail name.



                             Retail Revenue


                            12 weeks        % of       36 weeks        % of
                              Ended        Total         Ended        Total
                          Oct. 12, 1996   Revenue    Oct. 12, 1996   Revenue

(In millions)

General Nutrition Centers    $ 149.5       90.1 %       $ 455.4        92.2 %
Nature Food Centres              7.7        4.6            25.3         5.1
Health and Diet Centres          2.3        1.4             6.8         1.4
Nature's Fresh Northwest         6.4        3.9             6.4         1.3
Amphora                           -          -               -           -

Total                        $  165.9     100.0 %       $  493.9      100.0 %



Sales at GNC increased 7.5% and 7.4% for the twelve and thirty-six weeks ended October 12, 1996 when compared with the same periods in 1995. Comparable stores sales in GNC stores decreased by .6% in the third quarter when compared with the third quarter of 1995, the continuing result of reduced sales of weight loss products and the negative publicity associated with herbal products containing Ephedrine. Future regulatory actions concerning these products could further affect comparable store sales in both Company and franchise stores.


NFC  stores,  as discussed in the second quarter, are  no  longer part of the Company's long-term strategy and are being closed  or converted  to  GNC  stores.  At October 12, 1996  there  were  84 stores operating.

The   Company's  HDC  stores  in  the  United  Kingdom   reported
comparable stores sales in the third quarter of 11.5% when compared with the same period in 1995. At October 12, 1996 there were 20 HDC stores operating.

NAT is a 6-store natural food grocery chain located in the northwest United States. NAT was acquired on August 17, 1996.

      Franchising Revenue. Revenue from the franchise segment increased 22.4% and 29.7% respectively, for the twelve and thirty-six weeks ended October 12, 1996, when compared with the same periods in 1995. The increased revenue continued to be driven primarily from new store openings, 63 for the quarter, coupled with comparable store sales increases averaging 6.2% in the franchise retail sales. Product sales at wholesale and royalties on retail sales, representing the core of franchise ongoing revenue, comprised 88.9% and 90.7% of total franchise revenue in
the  twelve  and thirty-six weeks ended October  12,  1996.   The
remaining revenue included sales of stores, fixtures, franchise award fees and interest income on franchise accounts receivable. Franchise retail sales were $80.3 million and $238.9 million, respectively, for the twelve and thirty-six weeks ending October 12, 1996, an increase of 22.6% and 25.4% when compared with the same periods in 1995. At October 12, 1996, there were 1,120 franchise stores operating compared with 890 franchise stores operating at October 14, 1995. In addition, at October 12, 1996, there were 615 development agreements outstanding for which stores are not yet opened. For the thirty-six week period ended October 12, 1996, the Company awarded 68 new franchise stores.

The franchise operating stores are categorized as follows:



                                            October 12,       October 14,
                                               1996              1995

    Operating Franchise Stores:
       Domestic                               1,003              793
       International                            117               97

                                              1,120              890




      Manufacturing Revenue. Total revenue from manufacturing increased 72.7% and 84.7% in the twelve and thirty-six weeks ended October 12, 1996 when compared with the same periods in 1995. Manufacturing revenue includes both intersegment sales and Health & Diet Foods (HDF), the Company's United Kingdom manufacturing business. Third party sales increased 71.4% in the third quarter when compared with 1995. The sales increase is attributed to increased demand for commodity vitamins and the addition of $2.6 million from HDF. The Health and Diet Group, Ltd., was acquired in the 4th quarter of 1995. Intersegment sales grew by 19.8% in the third quarter versus the third quarter of 1995 to support the continuing stores expansion program and the increased number of new products developed in 1996 versus a year ago.



                                Analysis of Operating Costs and Expenses


                                12 Weeks          12 Weeks          36 Weeks          36 Weeks
                                  Ended             Ended             Ended             Ended
                               October 12,       October 14,       October 12,       October 14,
                                  1996              1995              1996              1995

                                                     (In thousands)

Cost of sales, including
 costs of warehousing,
 distribution and occupancy    $ 139,723         $ 118,350         $ 417,707         $ 353,274
Percent net revenue               61.7 %            61.1 %            61.9 %            60.9 %


Selling, general and
 administrative                $  53,038         $  43,977         $ 153,704         $ 133,346
Percent net revenue               23.4 %            22.7 %            22.8 %            23.0 %


Restructuring charge           $    -            $     -           $  80,243         $    -
Percent net revenue                 -                  -              11.9 %              -

Operating earnings             $  33,861         $  31,219         $  22,885         $  93,338
Percent net revenue               14.9 %            16.1 %             3.4 %            16.1 %





Cost of sales, including the cost of warehousing, distribution and occupancy increased as a percentage of net revenue by .6% to 61.7% in the third quarter of 1996, when compared with the same quarter in 1995. The cost increase as a percentage of net revenue is a direct result of fixed occupancy charges in retail, coupled with lower retail sales volume. Total retail sales increased 11.9% in the third quarter versus the same period in 1995, while occupancy costs increased 15.0%. Also contributing to the increase in cost of sales as a percentage of net revenue is the increase in revenue of the lower margin businesses, franchising and manufacturing, and the newly acquired NAT. The impact of cost of sales as a percentage of net revenue will continue to increase as these lower margin businesses continue to increase as a percentage of total revenue.

      Selling, general and administrative costs increased in the third quarter as a percentage of net revenue when compared with the same quarter in 1995 by .7%. The increase is primarily attributable to advertising expenses of $10.2 million for the third quarter of 1996 versus $7.6 million for the same quarter in 1995. The Company was able to control other expenses despite the growth in retail sales volume.

      During the second quarter of 1996, the Company recorded a restructuring charge of $80.2 million ($68.8 million after tax). The charge recorded by the Company related to the write-off of goodwill, property, and equipment, inventories, and other assets associated with the decision to discontinue the NFC retail concept. The charge recorded was to adjust for certain unproductive assets, the majority of which are in the retail business segment. (See Note 7 of Notes to Consolidated Financial Statements)



Non-Operating Income (Expense) Analysis

      Interest expense for the quarter increased to $4.4 million, or 5.2% when compared to the same period in 1995. The increase in interest expense for the quarter was the result of the repurchase of $117.3 million of the Company's common stock, financed by the Company's revolving line of credit facility. Interest expense for the duration of the year will remain higher than the previous year as a result of the additional borrowings to finance the stock repurchases.

For the thirty-six week period ending October 12, 1996, interest expense declined to $10.7 million, a 26.5% decrease when compared to the same period in 1995. The decline in interest expense for the thirty-six week period ending October 12, 1996 versus the same period in 1995 is the result of two events. First, early in the first quarter of 1996, the Company amended and restated the existing credit agreement providing for a revolving credit facility with reduced interest rates which are based on prime or Eurodollar rates plus an add on margin of .5%. Secondly, in February 1996, the Company sold approximately 1.6 million shares of common stock and repaid $34.0 million on its bank term loan. These two events offset the increase related to the additional borrowings to finance the stock repurchases.




Review of Financial Condition
Analysis of Liquidity and Capital Resources

      In the first thirty-six weeks of 1996, the Company's business segments continued to contribute to increased earnings from continuing operations. The Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:




                                                  36 Weeks        36 Weeks
                                                    Ended           Ended
                                                 October 12,     October 14,
                                                    1996             1995

                                                        (In thousands)

Cash provided by (used in)
  Operating activities                          $  53,315         $  92,438
  Investing activities                            (67,075)          (42,738)
  Financing activities                             13,766           (49,033)
  Effect of exchange rate changes on cash             (37)              -
Net (decrease) increase in cash                 $     (31)        $     667




       Operating Activities. Cash provided by operating activities, although favorable at $53.3 million for the thirty-six weeks ended October 12, 1996, was 42.3% less than the same period in 1995. The decline in cash provided by operating activities is primarily attributable to the increase in the inventory levels of the Company as discussed below. For the thirty-six weeks ended October 12, 1996, net earnings, adjusted for non-cash charges and before changes in operating assets and liabilities, increased to $94.8 million, an increase of 38.4% when compared to $68.5 million in the same period in 1995.

Changes in operating assets and liabilities include increases in accounts receivable, inventories, accounts payable and accrued liabilities. The $10.3 million increase in accounts receivable is mainly attributable to the increase in product sales to domestic franchisees as well as the increase in the volume of third party product sales at manufacturing. Increases in inventory levels of $41.7 million were generated primarily as a result of new store expansion requirements, the buildup of inventory levels due to seasonal requirements, and the stocking of the Company's new full line distribution center located in Phoenix, Arizona. The increase in accounts payable and accrued liabilities of $16.9 million is the result of the buildup of inventory levels due to seasonal requirements and the restructuring charge for NFC recorded during the 12 week period ending July 20, 1996.

     Investing Activities. The primary use of funds in both 1995 and 1996 was for capital expenditures. The Company incurred capital expenditures of approximately $42.8 million in the first three quarters of 1996 versus $34.3 million in the first three quarters of 1995.

In 1996, approximately $31.2 million of these expenditures were used to finance the Company's store expansion program and $11.0 million was used to add additional capacity to the distribution and manufacturing facilities. Notes receivable from the sale of stores to franchisees and Company purchases of franchise or independently owned stores were $10.1 million and $8.4 million, respectively for the thirty-six weeks ended October 12, 1996 and October 14, 1995. The Company anticipates total capital expenditures of approximately $63 million in 1996.

In  1996,  the Company expended $10.6 million in connection  with
the   acquisitions  of  two  new  subsidiaries,  Nature's   Fresh
Northwest and Amphora.

     Financing Activities. In the thirty-six weeks ended October 12, 1996, the Company repaid $34.0 million on its bank term loan with funds received from the sale, in February 1996, of approximately 1.6 million shares of its common stock at an average price of approximately $20.75 per share. In addition, the Company borrowed approximately $117.3 million on its revolving credit facility to repurchase approximately 7.6 million shares of its common stock at an average of $15.41 per share. The Company also sold European put options to purchase an additional 2.0 million shares of its common stock at an average net price of $16.33 per share expiring on various dates in October 1996. All put options have expired and the Company was not required to purchase additional shares of its own common stock. At October 12, 1996, the Company had $89.2 million available on its revolving credit facility.






PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

           See Note 6 to the Notes to Consolidated Financial Statements. See also Note 6 in the Company's Quarterly Report on Form 10-Q for the 12 weeks ended July 20, 1996.



Item 6.   Exhibits and Reports on Form 8-K

          (11.1)    Computation of net earnings per share is attached.

          (23) Interim review report of the Company's independent accountants, Deloitte & Touche LLP, for the third fiscal quarter ended October 12, 1996 is attached.

          (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the third fiscal quarter ended October 12, 1996 is attached.

          (27)      Financial Data Schedule is attached.


                    No current reports on Form 8-K were filed during the third fiscal quarter.








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





                                   GENERAL NUTRITION COMPANIES, INC.



                                   By:  /s/  Edwin J. Kozlowski
                                             Edwin J. Kozlowski

                                             Executive Vice President
                                             Chief Financial Officer and
                                             Principal Accounting Officer



DATE: November 25, 1996