Form 10-K
period 1997-02-01
GENERAL NUTRITION COMPANIES INC
filed 1997-05-01
CIK 880120

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 0-19592

                       GENERAL NUTRITION COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                          04-3056351
          (State or other jurisdiction of                           (I.R.S. Employer
          incorporation or organization)                           Identification No.)
     300 SIXTH AVENUE PITTSBURGH, PENNSYLVANIA                            15222
     (Address of Principal Executive Offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (412) 288-4600

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK-PAR VALUE $.01
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2), has been subject to such filing requirements for the past 90 days.

                            [ X ] Yes      [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             [  ] Yes      [  ] No

     As of April 28, 1997, 80,252,080 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $58,975,980 based on the last reported sale price of the Common Stock on the NASDAQ Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                 INCORPORATED BY
                                 DOCUMENT                                     REFERENCE IN PART NO.
---------------------------------------------------------------------------   ----------------------
Portions of General Nutrition Companies, Inc. Proxy Statement for its 1997
  Annual Meeting of Stockholders...........................................            III

================================================================================

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I
  Item 1. Business........................................................................      1
  Item 2. Properties......................................................................     11
  Item 3. Legal Proceedings...............................................................     11
  Item 4. Submission of Matters to a Vote of Security Holders.............................     12

PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.......     12
  Item 6. Selected Consolidated Financial Information and Other Data......................     13
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of
     Operations...........................................................................     14
  Item 8. Financial Statements and Supplementary Data.....................................     19
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure...........................................................................     40

PART III
  Item 10. Directors and Executive Officers of the Registrant.............................     41
  Item 11. Executive Compensation.........................................................     43
  Item 12. Security Ownership of Certain Beneficial Owners and Management.................     43
  Item 13. Certain Relationships and Related Transactions.................................     43

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................     44
Signatures................................................................................     47

                                     PART I
ITEM 1. BUSINESS

     General Nutrition Companies, Inc. (the "Company"), collectively with its subsidiaries, is the only nationwide specialty retailer of vitamin and mineral supplements, sports nutrition products and herbs, and is also a leading provider of personal care, and other health-related products. Domestically, the Company's products are sold through 2,809 General Nutrition Centers and GNC Live Well stores ("GNC"), of which 1,760 are owned and operated by the Company and 1,049 are franchised. Additionally, the Company generates retail revenue from 73 stores operating under various names including Natures Food Centres(R), Amphora(TM) and Nature's Fresh(TM). Internationally, the Company operates 20 Health and Diet Centres and 9 General Nutrition Centres in the United Kingdom, 10 General Nutrition Centres in Canada and holds a controlling interest in 1 store in New Zealand. There are also 125 operating franchise stores in 15 different countries. The Company's marketing emphasizes high-margin, value-added vitamin and mineral supplements, sports nutrition products and herbs sold under the Company's GNC proprietary brands and other nationally recognized third-party brand names.

     The Company's strategy is to increase its market share in the vitamin, mineral and supplement market and to leverage this increase to maximize profitability. The Company strives to achieve these goals through: (i) unit growth, with the addition of company-owned and franchised stores both domestically and internationally; (ii) enhanced performance at existing stores, with comparable store sales gains driven by advertising, new product introductions and updated store formats; and (iii) improved profitability through increased introduction of GNC proprietary branded product mix changes, and increased economies of scale.

     The success of the Company's strategy can be seen in its financial information with revenue and operating earnings showing compound growth rates of 21.5% and 32.0%, respectively, since 1992. Set forth below is the Company's net revenue, operating earnings, earnings per fully diluted common share and store information for years 1992 through 1996.

                                 COMPANY GROWTH

                                            1992         1993         1994         1995         1996
                                          --------     --------     --------     --------     --------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
NET REVENUE...........................    $453,527     $546,253     $672,945     $845,952     $990,845
Operating earnings....................      43,392       75,766       97,750      137,116       60,347
Earnings per share....................       (0.01)        0.38         0.57         0.81         0.05
OPERATING EARNINGS AS ADJUSTED*.......      50,169       75,826       98,425      138,699      152,413
EARNINGS PER SHARE AS ADJUSTED*.......        0.01         0.36         0.54         0.79         0.95
NUMBER OF STORES......................       1,216        1,553        2,115        2,543        3,047
COMPARABLE STORE SALES GROWTH
  (GNC STORES)........................       12.6%        12.5%         5.8%        10.3%         0.3%

---------

* Operating earnings and earnings per share has been adjusted for comparative purposes for non-cash compensation expenses, extraordinary items, restructuring, and non-recurring charges in all years presented.

     Unit Growth. Since 1992, the Company has opened or acquired in the United States 1,684 new GNC stores, net of closings, of which 786 are company-owned and 898 are franchised locations. The Company's initial growth was through company-owned stores located primarily in regional malls. Beginning in late 1992 the Company broadened its location selections to include strip shopping centers and secondary malls as well as regional malls. The Company's franchise program has also enabled the Company's expansion into secondary locations as well as into international markets. In 1996, the Company opened 480 new domestic GNC stores, of which 229 are company-owned and 250 are franchised. In 1996, the Company opened 10 General Nutrition Centres in Canada, 9 in the United Kingdom and has a controlling interest in 1 store in New Zealand. Additionally, 22 franchise stores opened in various international markets. Additional store growth is expected in 1997 as the Company continues its store expansion program for company-owned and franchised locations. In Franchising, at February 1, 1997, there were 218 domestic and 1 international franchises awarded that had not yet opened and development agreements to open 41 and 373 franchise stores in domestic and international markets, respectively.

     In addition to its aggressive store opening program, the Company increased its market share through acquisitions of existing locations. In 1996, the Company acquired Nature's Fresh Northwest, Inc., a 6 store gourmet natural food grocery store chain located in the Portland, Oregon area and a controlling interest in Amphora, an aromatherapy retail store located in Seattle, Washington.

     Comparable Store Sales Gains. The Company believes that it has achieved gains in comparable store sales in both company-owned and franchised GNC locations through the continued introduction, or reformulation, of value added specialty branded products as well as through refinements of its store format. In 1996, the Company introduced more than 231 new or reformulated proprietary branded products and plans to introduce more than 250 additional products in 1997. The Company continues to focus on creating updated store formats that provide consumers with informational displays and signage in an attractive shopping environment. Historically, when stores are converted to the updated format, comparable store sales gains in the first year after conversion are significantly better than in those stores not converted. Beginning in 1993, all new stores were constructed utilizing the Company's current updated store format. The Company updates stores built prior to 1993 as leases are renewed.

     Set forth below for the periods presented, are comparable store sales gains for company-owned and franchise stores in the United States and gains for company-owned GNC stores in the first year after conversion to the updated store format.

                          COMPARABLE STORE SALES GAINS

                           STORES                           1993     1994     1995     1996
    ----------------------------------------------------    ----     ----     ----     ----
    Company-owned (total)...............................    12.5%     5.8%    10.3%     0.3%
    Franchise...........................................    20.3%    19.0%    15.5%     8.5%
    Conversions to updated format.......................    20.3%    12.3%    16.1%     4.0%

     Enhanced Profitability. The Company continues to focus on improving its profitability by shifting its mix to proprietary branded products which typically yield higher profit margins. In addition, as the Company continues to grow, it expects to further leverage its investments in manufacturing, distribution, purchasing and marketing and benefit from its vertical integration.

     The Company operates in three distinct business segments; Retail, Franchising and Manufacturing. For financial information concerning segments, see Note 15 of Notes to Consolidated Financial Statements.

RETAIL

PRODUCTS

     The Company's products are sold under its various proprietary brand names, including Ultra Mega(R), Solotron(R), GNC(R), Natural Brand(TM), Pro Performance, Challenge(TM), Herbal Plus(R), Nature's Fingerprint(TM), Preventive Nutrition(R), 24-Hour Diet(R), Quick Shot(TM), Optibolic(TM), Bio-Remedy(R), Harvest of Nature(TM), Vita Worth(R), Natural Solutions(R), Food for Thought(TM), and Opti-Body(R). In addition, the Company carries various third-party brand name products including Weider(TM), Cybergenics(R), Health Valley(R), Twin Lab(R), Nature's Herbs(R), Nature's Way(R), Natural Max(TM) and Met-Rx(R). The Company's product mix focuses on high-margin, GNC proprietary branded, value-added products emphasizing vitamin and mineral supplements, sports nutrition and herbal products.

     Vitamin and Mineral Supplements. For over 60 years, vitamin and mineral supplements have represented the core of the Company's product line. Vitamins and minerals are sold in single vitamin and multi-vitamin form, and in different potency levels. Products are produced in tablets, soft gelatin and hard-shell capsules, and powder forms. The Company has reformulated many of its existing private label products and added new "consumer focused" special nutritional formulas to its line of GNC proprietary branded products. These new GNC proprietary branded products are designed to meet the customers' lifestyle requirements, have unique formulations and packaging designed for target markets, and therefore do not require competitive pricing. The

Company places continued emphasis on these high-margin, value-added special nutritional formulas for its vitamin and mineral products sold under its GNC proprietary brand names.

     Sports Nutrition Products. Sports nutrition products are food supplements designed to be taken in conjunction with a fitness program. Management believes that these products, which include various protein and weight gain powders as well as high potency vitamin formulations, appeal to consumers who are engaged in regular exercise, including athletes who are in training to gain weight and develop their physique. Over 200 different sports nutrition products, including the Company's GNC proprietary brands and national brands, are stocked by the average GNC store.

     Herbs. The herb category has been the fastest growing category of the supplement market over the past four years. Herbal supplements are sold in various hard-shell capsule, soft gel capsule, tea and liquid forms. These products are sold in both single herb and combination formulas. The Company merchandises herbs under its GNC proprietary brands Herbal Plus(R), Nature's Fingerprint(TM), Harvest of Nature(TM) and Natural Brand(TM) along with products provided by third-parties, including Nature's Way(R), Nature's Herbs(R), Kyolic(R) and Ginsana(R).

     Diet Products. The diet category consists of vitamin, mineral and herbal formulas designed to supplement the diet of weight conscious consumers. These products are sold in various pills, teas and meal replacement drinks. The Company provides a GNC proprietary brand line of diet supplements, 24-Hour Diet(R), along with third-party products.

     Food Products. The Company sells a selection of specialty food products in its GNC stores. As commodity natural food products have become available through more distribution channels, the Company has reduced its line of food products, focusing more on proprietary branded sports drinks, sports bars, and health related snack items that carry a higher gross margin. This category is being de-emphasized as part of the Company's ongoing reallocation of shelf space to higher-margin, specialty non-food products. Through the acquisition of Nature's Fresh Northwest, Inc. the Company has entered into the gourmet natural food grocery business. These stores offer a broad assortment of natural produce as well as meat, poultry, and seafood.

     Personal Care and Miscellaneous Health Care Products. The Company sells personal care products including hair care products, soaps, skin creams, lotions, bath and massage products. These products are generally termed "natural" because they contain few synthetic chemicals and additives. The Company seeks to offer products within this category which include vitamins, herbs and other natural ingredients and avoids products which contain harsh chemicals.

     Fitness and Apparel. Certain of the Company's store offer a variety of sports accessories, including light-line fitness equipment, weight training accessories and specialty workout apparel. In 1996 the Company discontinued selling these products in most of the company-owned stores and will merchandise selected third-party products in a limited number of stores in the future.

     Gold Card/Other. This category primarily represents sales of the Company's Gold Card. The card, for a $15 annual fee, provides customers with a 20% discount on all products purchased, both on the date the card is purchased and the first Tuesday of each month. At February 1, 1997, there were approximately
2.4 million active Gold Card members, with more than 7,000 new card holders being added each week.

     Set forth below is a comparison for the last three years, of company-owned GNC retail sales in each of its major product categories and their respective percentage of total GNC retail sales:

                                                                    MAJOR PRODUCT CATEGORIES
                                                       1994                   1995                   1996
                                                -------------------    -------------------    -------------------
                                                         % OF TOTAL             % OF TOTAL             % OF TOTAL
                                                SALES      SALES       SALES      SALES       SALES      SALES
                                                -----    ----------    -----    ----------    -----    ----------
                                                                       (SALES IN MILLIONS)
Vitamins & Minerals..........................   $ 149         30%      $ 197         32%      $ 233         35%
Sports Nutrition.............................     145         29         164         27         182         27
Herbs........................................      86         18         117         19         129         20
Diet Products................................      35          7          46          8          39          6
Food Products................................      20          4          21          4          18          3
Personal Care................................      26          5          28          4          26          4
Fitness and Apparel..........................      14          3          11          2           8          1
Gold Card/Other..............................      19          4          25          4          27          4
                                                -----        ---       -----        ---       -----        ---
                                                $ 494        100%      $ 609        100%      $ 662        100%
                                                =====        ===       =====        ===       =====        ===

     Sales of the Company's GNC proprietary brands represented approximately 51%, 52% and 54% of the total retail sales in 1994, 1995 and 1996, respectively.

STORES

     At February 1, 1997 the Company operated a network of 1,873 retail stores, of which 1,833 were located in the United States and Puerto Rico, 39 stores in the United Kingdom and Canada, and 1 in New Zealand. The following table sets forth the number of retail stores and the respective operating names at the end of the fiscal years 1994, 1995 and 1996.

                    NUMBER OF COMPANY-OWNED STORES OPERATING
                                  AT YEAR END

                            OPERATING NAME                              1994     1995     1996
   ----------------------------------------------------------------     -----    -----    -----
   Domestic
     General Nutrition Centers.....................................     1,181    1,462    1,760
     Nature's Food Centres.........................................       184      100       65
     Nature's Fresh................................................        --       --        6
     Amphora.......................................................        --       --        2
                                                                        -----    -----    -----
        Subtotal domestic stores...................................     1,365    1,562    1,833
   International
     General Nutrition Centres.....................................        --       --       20
     Health & Diet Centres.........................................        --       22       20
                                                                        -----    -----    -----
        Subtotal international stores..............................        --       22       40
                                                                        -----    -----    -----
        Total Company operated stores..............................     1,365    1,584    1,873
                                                                        =====    =====    =====

     GENERAL NUTRITION CENTERS. Most GNC stores contain between 1,200 and 1,800 square feet. Historically these GNC stores were constructed primarily in regional shopping malls ("Traditional"). Beginning in late 1992, the Company, as part of its store expansion strategy, focused its growth on strip centers and secondary mall locations ("Expansion") rather than the Traditional mall sites. While similar in sizes and profit margins, the strip center stores generate less customer transactions and therefore have lower annual sales volume and sales per square foot. The following table sets forth for the periods indicated, the weighted average sales per store and sales per square foot for Traditional and Expansion GNC stores.

           WEIGHTED AVERAGE SALES PER STORE AND SALES PER SQUARE FOOT

                              (SALES IN THOUSANDS)

                                                1993                                  1994
                                 ----------------------------------    ----------------------------------
                                            SALES PER      NUMBER                 SALES PER      NUMBER
            STORES               SALES     SQUARE FOOT    OF STORES    SALES     SQUARE FOOT    OF STORES
------------------------------   ------    -----------    ---------    ------    -----------    ---------
Traditional...................   $458.7        279           887       $485.9        296           861
Expansion.....................   $203.9        134           142       $252.2        169           449

                                                1995                                  1996
                                 ----------------------------------    ----------------------------------
                                            SALES PER      NUMBER                 SALES PER      NUMBER
            STORES               SALES     SQUARE FOOT    OF STORES    SALES     SQUARE FOOT    OF STORES
------------------------------   ------    -----------    ---------    ------    -----------    ---------
Traditional...................   $536.3        327           851       $530.4        324           836
Expansion.....................   $316.0        210           618       $300.0        199           878

     Updated Store Formats. The Company's current store format has been utilized since 1990 and emphasizes the products and information concerning the products as a merchandising tool. The Company began the implementation of this format by converting existing GNC stores and is in the process of converting additional stores as their leases renew. Sales generated by updated stores have shown significant increases when compared to sales prior to conversion.

     For the past three years, the Company has been developing a new concept store with the goal of providing a unique shopping experience for GNC customers. In 1996, the Company opened its second prototype store called "GNC Live Well". The GNC Live Well store offers a full line of supplements, sports nutrition, herbs, and expanded product lines, including aromatherapy, bath and spa, and a broad selection of self-care related products. These self-care products include both customized personal vita plans and health and body products. This new format is designed to be a total health and self-care experience and not just a supplement store. In 1997, the Company expects to open three new stores and convert 22 existing high volume stores in prime real estate to the GNC Live Well format. The Company continues to evaluate and modify its store formats to maximize productivity and profitability.

     Store Management. The Company's GNC stores are currently regionalized into three divisions and, beginning in the second quarter of 1997, will be realigned into four divisions. Each division is led by a Vice President who, along with managers responsible for merchandising, promotions, and inventory, a Financial Analyst and a network of Regional Sales Directors, manages company-owned store operations. This decentralized organization has been in existence for over eight years, allowing the Company's field management to customize stores to the demographics of particular markets, and to have responsibility for merchandise assortment, promotions, certain advertising and product pricing. In 1990, with the new emphasis on franchising, a franchise management and field support group was added to the divisional organization. This group is responsible for all aspects of the franchise field operations.

     NATURE FOOD CENTRES. At February 1, 1997 there were 65 Nature Food Centres operating. In 1994, the Company acquired 207 Natures Food Centres and has since converted 81 to GNC stores and closed 61 stores. The remaining 65 stores will close at the date the Company negotiates termination of the remaining leases.

     NATURE'S FRESH. In 1996, the Company acquired Nature's Fresh Northwest, Inc., a 6 store gourmet grocery store chain located in the Portland, Oregon area. These stores offer a broad assortment of natural produce, meat, poultry, and seafood as well as vitamins and health and beauty aids. The stores range in square footage from 4,500 to 31,000 square feet.

     AMPHORA. In 1996, the Company acquired Amphora, a 1 store retail concept offering aromatherapy based bath, body, and relaxation products. The Company has plans to develop an Amphora line of products to be distributed through GNC stores as well as to continue the testing of the Amphora retail store concept.

     GENERAL NUTRITION CENTRES. The Company in 1996, opened 10 GNC stores in Canada and 9 stores in the United Kingdom to test the GNC retail concept in these international markets. The Company also has a controlling interest in 1 GNC store located in New Zealand.

     HEALTH AND DIET CENTRES. The Company purchased United Kingdom based Health and Diet Centres in 1995. The stores offer products similar to that of a GNC store with a greater mix of health food products and less proprietary branded products. The Company introduced certain of the Company's proprietary branded products in Health and Diet Centres in 1996.

MARKETING

     Trends. The Company's current marketing and store expansion efforts have resulted in approximately 13.0% share of the total retail supplement market, including the vitamins, minerals, herbs, and sports nutrition categories, compared with 10.7% in 1993.

     According to various sources including Packaged Facts and Beyond Data, the retail supplement market in which the Company competes, is forecasted to grow at an accelerating rate through the rest of this decade (11.8%, 12.7%, 13.6%, and 14.5% in 1997, 1998, 1999, and 2000, respectively), reaching $10.7 billion by 2000. This growth is driven by a combination of an aging population and increased consumer acceptance of supplements. For example, people over age 35, which account for 73% of vitamin users, will grow from 127 million in 1995 to 150 million people in the U.S. alone by the year 2005. Meanwhile, between 1993 and 1996, usage of vitamins grew from 36% of the population to 40%; usage of herbs grew from 14% of the population to 19%, and usage of sports nutrition products grew from 4.3% of the population to 6.4%. The overall alternative medicine category grew at an average 30% versus 8% for conventional medicine from 1989 to 1993, the last year for which statistics are available.

     The Company markets its proprietary brands of specialty nutrition products through an integrated marketing program whose executional elements include television, print and radio media, storefront graphics, Gold Card member communications, and point of purchase materials. The Company further benefits from product advertising paid for entirely by third-party vendors, promoting their products and identifying GNC stores as the place to purchase these products. In 1996, the Company spent $37.7 million net on retail advertising and other marketing efforts, or approximately 5.2% of retail net revenue, compared with $30.9 million, or approximately 4.7% of retail net revenue in 1995.

     Additionally, the Company's franchisees currently are required to spend up to 3% of sales on local advertising and may be required to contribute up to 3% of their retail sales to a fund utilized for national advertising. In 1995, the Company began setting up co-op advertising funds with participating franchisees in major markets. These co-ops require franchisees to contribute 2.5% of sales to the fund while the Company contributes the same percentage of sales for company-owned stores in the market. This permits the Company to pool its own funds with those of its franchisees to advertise in a more effective and cohesive way. Total dollars spent in 1996 by the co-ops was $6.1 million, up from $690,000 in 1995. There were 33 co-ops in place at February 1, 1997. An additional 15 co-ops formations are anticipated in 1997.

     Advertising. The Company completed a comprehensive in-market test of a new advertising approach in 1996, which indicated that improved consumer credibility and expanded mainstream consumer appeal could be achieved contemporaneously with improved short term sales performance. Management believes this new marketing approach positions GNC as the customer's inspirational partner in living their best life. "Live Well" has been added to advertising, point of purchase materials, new store signage and even the Company logo to reflect the new, value-based positioning. To execute the new marketing approach, which management believes will serve as the basis for future marketing efforts, the Company contracted Deutsch, Inc., an independent New York advertising agency with strong retail and strategic experience.

     Training. The Company's marketing efforts include a comprehensive training and educational effort for all store personnel, including a standard training curriculum on basic nutrition, GNC brands, manufacturing, customer service, and basic selling strategies. Additionally, a toll-free consumer information line has been established to answer customer questions regarding GNC brand products.

     Gold Card Program. The Company's Gold Card Program has developed into a key component of the Company's marketing strategy, with membership as of February 1, 1997 of approximately 2.4 million customers. The Company believes that its Gold Card Program builds customer loyalty and makes GNC a destination-oriented retailer for customers that hold a Gold Card. Average sales per Gold Card customer increases to nearly $50 per transaction on "Super Tuesday," the first Tuesday of every month and the day on which Gold Card holders receive a 20% discount on all purchases. The average sale per customer on Super Tuesday is nearly three times the Company's daily average. Gold Card holders also receive a complimentary issue of Let's Live Magazine on a monthly basis which provides information that educates members to make larger investments in their health.

     The Company completed the design and installation of a state-of-the-art database marketing system for the Gold Card program. The system allows matching and analysis of consumer information; including who they are and what and when they buy. During 1997, the database system will be used to increase card usage and member participation rate on Super Tuesdays, to sell more product to the most likely prospects based on proven buying patterns, and to reduce communications costs to non-participating members.

     Scientific Studies. Scientific studies are bringing new credibility to the supplement category. Consumers now list scientific research as the single most compelling factor in their category participation and purchase decisions, and well publicized new research drives massive swings in consumer demand for clinically proven nutritionals. The Company's scientific affairs group is staffed with highly qualified personnel, including a Ph.D. The group combines high quality science with GNC product development, research support, information dissemination and regulatory affairs to enhance scientific credibility for the Company and its product lines.

COMPETITION

     In the vitamin, mineral, and supplement line, the Company has no national specialty retail competitor. However, the Company competes on a regional basis directly with other specialty health retailers and also competes directly with many drug stores, supermarkets, and mass merchandisers. Prior to 1986, the Company's principal basis of competition was price. However, as the Company has emphasized higher-margin specialty products, the Company has enhanced its competitive position by offering proprietary branded formulations, a broad product assortment and service provided by its retail sales force. The Company believes that none of its competitors offers the same level of product selection and customer service as the Company or benefits to the same extent from national advertising. In the sports nutrition line, the Company competes principally with health clubs, gyms and mail order companies. The Company believes that, as a specialty retailer, the quality and selection of its products, marketing dollars spent, store appearance, informative sales force, convenience, and consumer confidence in the GNC name provides a distinct competitive advantage.

FRANCHISING

     Beginning in 1987, the Company developed a franchising strategy to enhance the Company's operating performance through the conversion of certain marginally performing stores and to increase its store base through the addition of new stores. Franchise stores have demonstrated that GNC stores can operate successfully in locations such as strip centers and secondary malls that were previously considered secondary locations. The Company's selection criteria for its franchisees is directed towards the owner/operator versus a passive investor. The Company believes that the consistency and customer service an owner/operator provides is important given the specialized nature of the Company's product line. The success of the franchise program was recognized as GNC was named the number one franchise opportunity in a survey published by Success magazine in its 1994 rating of over 2,000 franchise operations. In 1995, Franchise Buyer magazine ranked GNC the number one non-food retail franchise. In 1996, Franchise Times magazine ranked GNC the sixth Retail and Specialty Franchise in the United States.

     The Company offers franchisees a three-part training program consisting of in-store, classroom and field training concentrating on product education and franchise operations. This training program is augmented by the franchise management group. Currently all franchise agreements are effective for a ten-year period. At the end of the franchise agreement, the Company has the option to permit renewal for another 10 year period for 1/2 of the franchise fee that is then in effect. Although franchise contracts contain strict requirements for store operations, the Company cannot exercise the same degree of control over franchisees as it does over its store managers; however, the Company does retain the right to approve vendors, specific products and requires franchisees to obtain legal approval of any franchise advertising. The Company recognizes a lower margin on the sale of its products to franchisees because of the wholesale prices charged. However, such lower margins on product sales to franchisees are partially offset by franchise royalties and incremental business at the

Company's manufacturing facility as well as the absence of direct store operating expenses incurred by the Company.

     The following table sets forth, for the years presented, the number of operating franchise locations and the number of franchise stores that were awarded, but were not yet open at the end of each year:

                    NUMBER OF OPERATING FRANCHISE LOCATIONS

                                            1994                         1995                         1996
                                  -------------------------    -------------------------    -------------------------
      FRANCHISE LOCATIONS         DOMESTIC    INTERNATIONAL    DOMESTIC    INTERNATIONAL    DOMESTIC    INTERNATIONAL
-------------------------------   --------    -------------    --------    -------------    --------    -------------
At beginning of year...........      480            29            676            74             848          111
Added during year..............      224            45            257            37             272           22
Closed or converted............       28            --             85            --              71            8
                                     ---           ---            ---           ---           -----          ---
At end of year.................      676            74            848           111           1,049          125
                                     ===           ===            ===           ===           =====          ===
Stores awarded but not yet
  open.........................      185             8            267             4             218            1
Development agreements.........       11           131              6           161              41          373

     Domestic. The Company's current franchising program is directed primarily toward existing franchisees and third-parties. New franchisees to the system are currently required to pay an initial fee of $27,500 for a franchise license, $22,500 if the applicant has an existing franchise agreement. The initial fee has increased to $27,500 in 1996 and from $17,500 to $25,000 in years 1993 through 1995. The Company offers limited financing to qualified franchisees at current fixed interest rates of 13.75% per annum ordinarily for a term up to five years. Once established, franchisees are required to pay the Company a continuing royalty of 6% of sales, to spend up to 3% of sales on local advertising, and may be required to contribute up to 3% of sales toward a national advertising fund. Reduced license fees of $10,000 and a lower initial royalty fee of 4%, 5% and 6% for years 1, 2 and 3 with 6% for years thereafter, respectively, is offered to independently owned health food/ nutrition store owners to encourage them to convert to GNC franchises.

     Franchises receive limited geographical exclusivity and are required to carry all of the Company's own GNC proprietary brand name vitamins and mineral supplements. GNC requires owners to operate the stores, and currently limits the number of stores a franchisee can own to five. If a franchisee does not meet specified performance and appearance criteria, the Company is permitted to terminate the franchisee agreement. In these situations, the Company may take possession of the location, inventory, and equipment, and continue to operate it as a company-owned or franchise location.

     International. A new participant in the Company's international franchise program is required to pay an initial fee of $20,000 per store. Upon the store opening, the franchise is required to pay a continuing royalty up to 5% of sales. The Company's strategy for international franchising is to grant a franchise for an entire country to an entity with extensive knowledge of that country's business environment and adequate capital for market penetration. International franchised stores generate sales per square foot comparable with domestic store locations. However, the Company generates less revenue from these franchises due to lower international royalty rates and a smaller percentage of products purchased from the Company. In 1996, the Company opened 22 international franchised locations, bringing the total to 125 franchised stores operating in 15 countries outside of the United States, including Mexico, Philippines, Taiwan, Guatemala, Bahamas, Guam, Peru, Spain, Brazil, Singapore, El Salvador, the Dominican Republic, Columbia, Indonesia and Saudi Arabia. The Company has entered into development agreements for an additional 373 international franchise stores in 15 countries, including stores in countries already mentioned as well as Chile, Israel, Costa Rica, South Korea, Thailand, and Turkey.

MANUFACTURING

     The Company's main manufacturing plant, located in Greenville, South Carolina, is one of the largest vitamin and mineral supplement manufacturing facilities in the United States. The plant, which is owned by the Company, is solely dedicated to the manufacture of vitamin, mineral, herbal and sports nutrition supplements. The Company manufactures the majority of its products in three forms: tablet, soft gel capsule and hard shell capsules. The plant also manufactures certain powder products. Revenue at the facility is generated through sales to other segments of the Company and sales to various third-parties. Revenue generated through sales to other segments of the Company represented approximately 68% of total manufacturing revenue in 1996 and approximately 74% in 1995. The Company will continue to invest in the expansion of the manufacturing facility to ensure sufficient capacity to meet the demands of the Retail and Franchise business, through 1999. In early 1998, the Company, to allow for increased manufacturing capacity requirements, is planning to move its packaging lines and finished goods inventory to a new 100,000 square foot facility to be constructed adjacent to the existing facility.

     The Company places added emphasis on quality control, and conducts testing on all raw materials and finished products, weight testing and purity testing in the Company's state of the art micro bacterial lab. The Company's product development and quality control team currently consists of 56 individuals, who work closely with the retail sales group and scientific affairs group to respond to new science and consumer demands to reformulate existing and develop new products. In 1996 the plant developed a total of 92 new or reformulated products with over 130 scheduled for 1997.

     The principal raw materials used in the manufacturing process are natural and synthetic vitamins and gelatin. The Company maintains multiple sources for all raw materials. Currently, one vendor supplies approximately 28% of the manufacturing facility's raw materials. No other single vendor accounts for more than 8% of its raw material purchases. The Company believes multiple sources exist to meet its raw material requirements.

     In 1995, the Company acquired Health and Diet Food Company Limited, a United Kingdom manufacturing facility specializing in the packaging of vitamin supplements and manufacture of certain food and cosmetic products, sold primarily to third-parties in the U.K. and Europe as well as to the Health and Diet Centre stores. During 1996, the Company acquired the manufacturing operation of DFC Thompson Australia Pty Limited ("DFC"), an Australian manufacturer. On a short-term basis, the acquisition is designed to educate the Company in conducting business in that geographical area. The Company's long-term objective is to convert DFC into a manufacturing facility for GNC products, supplying needed inventory to GNC stores that the Company intends to open in Australia, New Zealand and the Pacific Rim.

WAREHOUSING AND DISTRIBUTION

     The Company currently distributes its products through three leased distribution centers with its own drivers and leased trucks as well as through contract and common carriers. Substantially all the products sold at company-owned stores, and approximately 85% of products sold by franchisees, flow through one of the Company's distribution centers. It is the Company's policy that all products be received in the Company's distribution centers to assure that such products and their labels are reviewed for compliance with the Company's Federal Trade Commission consent decrees prior to sale. Scheduled deliveries are made directly to GNC stores on a one or two-week basis. The Company's three distribution centers are located in Pittsburgh, Pennsylvania; Atlanta, Georgia; and Phoenix, Arizona. The Company closed its distribution center in Dallas, Texas as a result of the addition of the larger square foot facility in Phoenix. In 1996 the Company increased its square footage of warehousing by approximately 129,000 square feet or 41% to meet the continuing demands of the retail store expansion program. In addition to adding new automated conveyor systems, the Company is engaged in an ongoing process of upgrading its distribution computer systems to increase mechanization and to provide maximum productivity. This automation and computer system upgrades resulted in a 47% increase in warehouse through-put in 1996.

GOVERNMENT REGULATIONS

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The FDA, in particular, regulates the formulation, manufacture, and labeling of vitamin and mineral supplements.

     Partially in response to the enactment of the Nutrition Labeling and Education Act of 1990, the FDA, in November, 1991, issued proposed regulations designed to, among other things, establish specific regulations for the nutrition labeling of vitamin and mineral supplements and establish procedures for FDA approval of health claim messages. Final regulations were issued on January 4, 1994 with respect to the procedures established for FDA approval of health claim messages. The regulations prohibit the use of any health claim for a dietary supplement unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. To date, the FDA has approved the use of health claims for dietary supplements only in connection with calcium and osteoporosis, and folic acid and neural tube defects.

     Principally through the efforts of the dietary supplement industry, on October 25, 1994, the Dietary Supplement Health and Education Act of 1994 was signed into law. The new law amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet and the legislation grandfathers all dietary ingredients on the market as of October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the appropriate authority before it may be marketed. The legislation also recognizes a need for the dissemination of information linking nutrition and long-term good health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the new law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in product labeling. It also establishes a Commission to study and provide recommendations for "the regulation of label claims and statements for dietary supplements, including the use of literature in connection with the sale of dietary supplements and procedures for the evaluation of such claims. In making such recommendations, the Commission shall evaluate how best to provide truthful, scientifically valid, and non misleading information to consumers so that consumers may make informed and appropriate health care choices for themselves and their families". It also revokes a negative Advance Notice of Proposed Rule making that the FDA had published in June of 1993. On December 28, 1995, the FDA published a notice in the Federal Register setting forth proposed new nutrition labeling regulations for dietary supplements. Comments were submitted by the industry in June 1996, and it is anticipated that the FDA will publish final rules in 1997. It is anticipated the industry will have one year from the publication of the final rules to bring their products in compliance with the new rules.

     In 1984, the FTC instituted an investigation of GNI, a subsidiary of the Company, alleging deceptive acts and practices in connection with the advertising and marketing of certain of GNI's products. GNI accepted a proposed consent order which was finalized in 1989, under which GNI agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence. The Company had also entered into a consent order in 1970 with the FTC which generally addressed "iron deficiency anemia" type products. As a result of routine monitoring by the FTC as to compliance with these orders, disputes arose concerning GNI's compliance with these orders, and with regard to advertising for certain hair care products. While GNI believes that, at all times, it operated in material compliance with the orders, GNI entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, GNI entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million. GNI agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. The Company does not believe that future compliance with the outstanding consent decrees will materially affect its business operations. GNI intends to petition the FTC for clarification of what it believes is ambiguous and outmoded language contained in the 1970 order and also to modify the 1989 order, to minimize future conflicts over the meaning of the orders.

     The FTC continues to monitor the Company's advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the various outstanding consent decrees and with the Federal Trade Commission Act. The Company's policy is to use advertising that complies with the consent decrees and applicable regulations. To better ensure compliance, in 1993 the Company discontinued purchasing products at the store and division levels and began to purchase centrally all third-party products for company-owned stores and third-party products distributed by the Company to franchise stores. It is also the Company's policy that all products be received in the Company's distribution centers to assure that such products and their labels are reviewed for compliance with the consent decrees prior to sale. The Company also reviews the use of third-party point of purchase materials such as store signs and promotional brochures. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decrees and applicable regulations will not occur. Approximately 85% of the products sold by franchise stores flow through one of the Company's distribution centers. Although franchise contracts contain strict requirements for store operations, including compliance with federal, state, and local laws and regulations, the Company cannot exercise the same degree of control over franchisees as it does over its company-owned stores. As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company believes it is in material compliance with the various consent decrees and with applicable federal and state rules and regulations regulating its products and marketing program. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

     The Company cannot determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

EMPLOYEES

     At February 1, 1997, the Company employed 10,906 people, of whom approximately 9,398 were employed in Retail; 816 were employed in Manufacturing; 63 were employed in Franchising and 629 were employed in corporate support functions. None of the Company's employees were covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company leases its stores, distribution centers, current office facilities and manufacturing facilities in the United Kingdom and Australia. The major property items are leasehold improvements and furniture and fixtures found in these locations. Leasehold improvements are depreciated over the shorter of 10 years or the term of the lease. Furniture and fixtures are amortized over the estimated useful life of the assets. Of the approximately 1,833 domestic company-owned stores operating at February 1, 1997, an estimated 60% of the store leases are scheduled for renewal over the next five years.

     The Company owns its vitamin production facility in Greenville, South Carolina. The Company has made annual capital investments in the facility for expansion purposes to meet rising product demands.

     In April, 1997 the Company began to relocate its corporate headquarters in Pittsburgh to a newly renovated building in which the Company has acquired a partnership interest.

ITEM 3. LEGAL PROCEEDINGS

     For information concerning Legal Proceedings, see Note 13 of Notes to Consolidated Financial Statements under Item 8 of this Report, which information is herein incorporated by reference.

     The Company is presently engaged in various other legal actions and governmental proceedings, and, although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings when taking into consideration the Company's product liability coverage, will not have a material adverse impact on its financial position, results of operations or liquidity.

     The Company, like other retailers, distributors and manufacturers of products that are ingested faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage the Company currently has a $1 million self-insured retention per occurrence and aggregate, followed by a primary products liability policy of $1 million per occurrence and aggregate, followed by an additional $2 million self-insured retention per occurrence and aggregate, and an additional $80 million of umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) A special meeting of the stockholders of the Company was held in Pittsburgh, Pennsylvania on October 25, 1996.

        (b) Not applicable.

        (c) At the meeting the following matters were voted upon, with the vote indicated below:

           (I) A proposal to approve the General Nutrition Companies, Inc. 1996 Long Term Incentive the 1996 Management and Director Stock Option Plan.

44,443,430     FOR          3,557,209     AGAINST          1,360,586     ABSTAIN

        (d) Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

CAPITAL STOCK INFORMATION

Stock Exchange Listing

The Company's common stock is traded on the NASDAQ stock market under the symbol GNCI. Options are traded on the Chicago Board Options Exchange.

COMMON STOCK PRICES:

                                                                 1995                1996
                                                           ----------------     ---------------
                        QUARTER                            HIGH       LOW       HIGH       LOW
-------------------------------------------------------    -----     ------     -----     -----
First..................................................    14 5/16   11 11/16   26        17 3/4
Second.................................................    19 7/8    12 1/4     21 1/4    13 1/2
Third..................................................    23 1/4    17 1/2     19 1/2    13 1/4
Fourth.................................................    26 1/8    18 3/4     20        15 3/4

REGISTRAR AND TRANSFER AGENT:

Fleet National Bank
Shareholder Services
Mail Stop RI/OP-0317
P.O. Box 366
Providence, RI 02901

     On April 25, 1997, the Company had approximately 931 stockholders of record and in excess of 16,000 beneficial shareholders. General Nutrition Companies, Inc. has never paid dividends on its Common Stock, currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. The Company's credit agreement contains certain restrictions on the Company's ability to pay dividends.

     During fiscal 1996, the Board of Directors authorized up to $160 million to be available to purchase shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. On March 11, 1997, the Board of Directors authorized an additional $150 million to be available for such purchases. At April 28, 1997 an aggregate of 11.5 million shares have been repurchased for $191.2 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

                 5-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA

                                               1992        1993        1994        1995        1996
                                             --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE SALES AND PER
                                                                   SHARE DATA)
OPERATING RESULTS:
Net revenue...............................   $453,527    $546,253    $672,945    $845,952    $990,845
Cost of sales, including costs of
  warehousing, distribution and
  occupancy...............................    288,335     340,686     419,136     519,420     614,875
Selling, general and administrative.......    115,023     129,741     155,384     187,833     223,557
Restructuring charge......................         --          --          --          --      80,243
Compensation expense......................      6,077          60         675       1,583      11,823
Loss on discontinuance of Gymees Joint
  Venture.................................        700          --          --          --          --
                                             --------    --------    --------    --------    --------
Earnings before interest and income taxes
  (operating earnings)....................     43,392      75,766      97,750     137,116      60,347
Interest expense..........................     33,037      23,327      19,669      20,076      17,341
Income taxes..............................      5,595      22,851      32,337      47,894      39,071
                                             --------    --------    --------    --------    --------
Earnings from continuing operations.......      4,760      29,588      45,744      69,146       3,935
Less: Preferred stock dividends...........      5,219          --          --          --          --
                                             --------    --------    --------    --------    --------
Earnings (loss) before extraordinary
  items...................................   $   (459)   $ 29,588    $ 45,744    $ 69,146    $  3,935
                                             ========    ========    ========    ========    ========
Earnings (loss) per share for common
  shareholders before extraordinary
  items...................................   $  (0.01)   $   0.38    $   0.57    $   0.81    $   0.05
                                             ========    ========    ========    ========    ========
Average number of shares outstanding......     49,288      77,132      80,028      85,860      86,294
OPERATING DATA:
Number of stores (at end of period):
  Company-owned GNC stores................        926       1,044       1,181       1,462       1,760
  Company-owned other stores..............         --          --         184         122         113
  Franchised stores.......................        290         509         750         959       1,174
                                             --------    --------    --------    --------    --------
Total system-wide stores..................      1,216       1,553       2,115       2,543       3,047
Weighted average annual sales per square
  foot (company-owned GNC stores).........   $    243    $    271    $    267    $    283    $    262
Weighted average sale per customer
  (company-owned GNC stores)..............   $  14.04    $  16.08    $  17.75    $  19.60    $  21.48
Comparable store sales growth
  (company-owned GNC stores)..............      12.6%       12.5%        5.8%       10.3%        0.3%

                                      AT             AT             AT             AT             AT
                                  FEBRUARY 6,    FEBRUARY 5,    FEBRUARY 4,    FEBRUARY 3,    FEBRUARY 1,
                                     1993           1994           1995           1996           1997
                                  -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:
Working capital................    $  20,043      $  42,511      $  74,274      $  52,681      $ 133,688
Total assets...................      465,669        466,726        626,571        682,851        779,355
Total outstanding
  indebtedness.................      274,928        221,207        316,501        218,472        378,869
Shareholders' equity...........       79,333        160,231        202,837        326,657        240,223

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The Company's revenue and earnings are generated primarily from its three business segments, Retail, Franchising and Manufacturing. The following table summarizes the results by segment for years 1994, 1995 and 1996. The following information should be read in conjunction with Note 15 of Notes to the Consolidated Financial Statements.

                                                    % OF TOTAL                % OF TOTAL                % OF TOTAL
                                          1994       REVENUE        1995       REVENUE        1996       REVENUE
                                        --------    ----------    --------    ----------    --------    ----------
                                                                      (IN THOUSANDS)
NET REVENUE:
  Retail.............................   $512,591        76.2%     $652,185        77.1%     $726,758        73.3%
  Franchising........................    103,008        15.3       147,621        17.5       188,296        19.0
  Manufacturing......................     57,316         8.5        46,146         5.4        75,791         7.7
                                        --------       -----      --------       -----      --------       -----
                                         672,915       100.0       845,952       100.0       990,845       100.0
  Corporate..........................         30          --            --          --            --          --
                                        --------       -----      --------       -----      --------       -----
Consolidated.........................   $672,945       100.0%     $845,952       100.0%     $990,845       100.0%
                                        ========       =====      ========       =====      ========       =====
OPERATING EARNINGS:
  Operating earnings before
    restructuring, compensation, and
    non-recurring charges
  Retail.............................   $ 76,627        14.9%     $104,495        16.0%     $ 98,282        13.5%
  Franchising........................     17,117        16.6        28,281        19.2        40,714        21.6
  Manufacturing......................     23,579        41.1        28,062        60.8        38,213        50.4
  Corporate..........................    (18,898)         --       (22,139)         --       (24,796)         --
                                        --------                  --------                  --------
                                          98,425        14.6       138,699        16.4       152,413        15.4
Restructuring, compensation, and non-
  recurring charges..................        675         0.1         1,583         0.2        92,066         9.3
                                        --------                  --------                  --------
Operating earnings...................     97,750                   137,116                    60,347
Interest expense, net................     19,669         2.9        20,076         2.4        17,341         1.8
Income taxes.........................     32,337         4.8        47,894         5.7        39,071         3.9
Extraordinary item...................      8,550         1.3            --                        --
                                        --------                  --------                  --------
Net earnings.........................   $ 37,194         5.5%     $ 69,146         8.2%     $  3,935         0.4%
                                        ========                  ========                  ========

1996 VERSUS 1995

     Consolidated. During 1996, consolidated revenue increased to $990.8 million from $846.0 million in 1995. This 17.1% increase was generated through growth in each of the Company's business segments as a result of the continuing store expansion program that the Company began in the early 1990's. At February 1, 1997, the Company sold its products through 1,873 company-owned and 1,174 franchise stores located in all 50 states, Puerto Rico and 18 international markets. Total system-wide retail sales, which includes franchise retail sales, increased to $1.1 billion in 1996 from $930 million in 1995, an increase of 18.3%.

     Consolidated operating earnings, before restructuring, compensation, and non-recurring charges increased 9.9% to $152.4 million compared with $138.7 million in 1995. The increase was generated by the

Company's Franchising and Manufacturing segments which continued to leverage the store expansion program. Consolidated operating earnings declined as a percentage of net revenue by 1% to 15.4% due primarily to three major factors:
i) reduced sales in Retail's Traditional stores coupled with increases in wages and certain occupancy costs in those stores; ii) new stores operating earnings as a percentage of sales is lower, on average, than existing locations until the new stores reach their third year of operations and; iii) advertising expenditures were increased in 1996 to $42.1 million or 4.3% of net revenue compared with $33.4 million or 4.0% in 1995.

     Retail. Consolidated retail revenue was $726.8 million in 1996 versus $652.2 million in 1995, an increase of 11.4%. The Company's retail revenue is generated primarily from the operation of "GNC" stores, the Company's core retail business. GNC stores contributed $661.6 million and $608.8 million in retail revenue in 1996 and 1995, or 91.0% and 93.3% of consolidated retail revenues, respectively. The percentage of retail revenue contributed by GNC stores decreased during 1996 as a result of increased sales made by the Company's non-GNC store retail businesses, Natures Food Centres, Health and Diet Centres, Nature's Fresh, and Amphora. Comparable store sales for GNC stores increased by 0.3% in 1996 and 10.3% in 1995. Comparable store sales were negatively affected in 1996 as a result of a decline in diet and herb product sales, the world-wide shortage of natural vitamin E, which the Company uses in many of its products including most multiple vitamins, and negative publicity concerning ephedra products.

     With comparable store sales at 0.3% in 1996, the increase in retail revenue was generated primarily by new stores and a rising average sales per customer transaction, much of which is attributed to the continued customer acceptance of the Gold Card program and the Company's shift to higher margin proprietary branded specialty products. In 1996, the number of Gold Card holders grew to approximately 2.4 million, with more than 7,000 new card holders being added each week. Additionally in 1996, 231 new proprietary branded product introductions accounted for $14.3 million in retail sales in company-owned stores.

     Operating earnings contributed by the retail segment in 1996, before restructuring, compensation and non-recurring charges decreased to $98.3 million or 5.9% when compared with 1995. The decrease was due to lower sales in the GNC Traditional stores, and lower initial sales volume in the new stores coupled with increases in store wages, occupancy costs and advertising.

     Franchising. Revenue contributed by the franchise segment increased to $188.3 million in 1996 from $147.6 million in 1995, an increase of 27.6%. Franchising revenues accounted for 19.0% and 17.5% of consolidated revenues in 1996 and 1995, respectively. Franchise revenue and profits are generated primarily from the sale of products at wholesale prices to franchisees and the royalties collected on the franchisees' retail sales. Retail sales in the franchise stores increased to $347.8 million in 1996 versus $277.8 million in 1995. Royalties and wholesale sales represented 90.6% and 90.3% of revenue in 1996 and 1995, respectively. Franchises reported comparable store sales increases of 8.5% in 1996 compared with 15.5% in 1995. Those franchisees that are in their first year of reporting comparable store sales reported a 21.1% increase over their first year of operations.

     Operating earnings from the franchise segment increased 44.0% in 1996. The increases in both franchising revenue and operating earnings is attributable to the continued opening of franchised locations, 215 in 1996 net of store closings, the continued retail product sales to existing franchisees, and the continued leverage on the selling, general, and administrative expenses. At February 1, 1997, 1,174 franchised GNC stores were in operation.

     The Company believes the revenue and earnings growth in the franchise segment will continue in 1997 as in total, at February 1, 1997 there were 218 domestic and 1 international franchises awarded that had not yet opened. In addition, 41 domestic and 373 international stores will be scheduled to open through development agreements over the next 5 years.

     Manufacturing. Revenue contributed by the manufacturing segment increased to $75.8 million in 1996 versus $46.1 million in 1995, an increase of 64.2%. The Company's primary manufacturing operation, located in Greenville, South Carolina, accounted for 84.7% of manufacturing revenue. Total manufacturing revenue, including sales to other segments, which are eliminated from total revenue, increased 35.8% to $239.7 million in 1996, compared with $176.5 million in 1995.

     Third-party sales, at the Greenville, South Carolina facility. increased by 44.6%, which was attributable to the increase in demand for commodity vitamins and the availability of additional plant capacity to service third-party customers. Despite the favorable increase in third-party product sales during 1996, operating earnings at Manufacturing decreased as a percentage of manufacturing revenue by 10.4%. Operating earnings in Manufacturing were 50.4% of net manufacturing revenues in 1996 compared with 60.8% in 1995. The percentage decrease reflects the operating earnings generated from both third-party and intersegment sales as a ratio to third-party sales only. The ratio of operating earnings to net third-party revenue will be effected at the consolidated level as third-party sales increase or decrease when compared with the previous year.

     The Company believes that both intersegment and third-party sales will continue to increase in 1997 due to the continuation of the store expansion program for new company-owned and franchised stores, as well as increases in plant capacity permitting a greater number of third-party orders.

     The Company's manufacturing operations located in the United Kingdom, Health and Diet Food, and DFC Thompson in Australia accounted for 5.2% of total manufacturing revenue, including sales to other segments. Third-party sales at Health and Diet Food and DFC Thompson were $11.6 million or 15.3% of consolidated third-party revenues.

     Non-Operating Expenses. Interest expense, including amortization of deferred financing fees declined to $17.3 million in 1996 compared with $20.1 million in 1995. The decline in interest expense for 1996 is primarily the result of two events; i) in February 1996, the Company sold 1.6 million shares of common stock and repaid $34.0 million on its bank term loan and; ii) in March 1996, the Company amended and restated the existing credit agreement providing for a revolving credit facility with reduced interest rates which are based on prime or Eurodollar rates plus an add on margin of .5%. The reduction in interest expense as a result of these events is partially offset by the increased borrowings required to finance the stock repurchases made during the year.

     Restructuring and Compensation Expense Charges. During 1996, the Company recorded two non-cash charges which significantly impacted the statement of operations. A restructuring charge of $80.2 million was recorded related to the write-off of goodwill, property, and equipment, inventories, and other assets associated with managements' decision to discontinue the Nature's Food Centres concept and certain categories of products including fitness and apparel and the Company's current line of cosmetics. The Company also recorded a charge to compensation expense of $11.8 million in connection with the 1996 Management Stock Purchase and Option plans.

1995 VERSUS 1994

     Consolidated. The Company added 428 new stores net of store closings in 1995, of which 219 are operated by the Company and 209 are franchised. At February 3, 1996, the Company sold its products through 1,584 Company-owned and 959 franchise stores located in all 50 states, Puerto Rico and 16 international markets. Total system-wide retail sales were $930 million, an increase of 31.4% over 1994. Net revenue increased $173.0 million to $846.0 million, or 25.7% in 1995 when compared with 1994.

     The Company continued to leverage its sales growth as operating earnings before non-cash compensation and non-recurring charges grew to 16.4% of revenue in 1995 compared with 14.6% of revenue in 1994. Cost of sales including costs of warehousing, distribution and occupancy and selling general and administrative decreased as a percentage of net revenue by 0.9% and 0.8%, respectively, when compared with 1994.

     Retail. Retail revenue increased approximately 27.2% in 1995 when compared with 1994. The increase reflects the addition of 219 stores, the full year effect of the Nature Food Centre acquisition in 1994, and the comparable store sales increases of 10.3% for GNC stores operating at least one year. The Company attributes the retail comparable store sales increases to continued customer acceptance of the Gold Card program and the Company's ability to develop and market new products. Additionally in 1995, the 220 new private label product introductions, represented approximately $19.2 million in retail sales in company-owned stores.

     Operating earnings in Retail increased as a percentage of retail revenue by 1.1%, due primarily to continued leverage in the selling, general and administrative expenses, and increased gross margin as the Company continues to shift the mix of products to higher margin proprietary, specialty products.

     Franchising. The franchise segment added a net 209 stores in 1995 or 27.9% more locations than in 1994. Net revenue and operating earnings for Franchising in 1995 increased 43.3% and 65.2%, respectively, when compared with 1994. Retail sales in the franchise stores increased 42.5% to $277.8 million in 1995 when compared with 1994. Royalties and wholesale sales represented 90.3% and 89.1% of revenue in 1995 and 1994, respectively. Franchises reported comparable store sales increases of 15.5% in 1995 as compared with 1994. Those franchisees that are in their first year of reporting comparable store sales reported a 24.6% increase over their first year of operations. Operating earnings grew to 19.2% of net franchise revenue as compared with 16.6% of net franchise revenue in 1994. The percentage increase was the result of continued leverage on the selling, general and administrative areas in franchising.

     Manufacturing. Total revenue including sales to other segments of the Company increased 21.7% in 1995 when compared with 1994. Third-party sales declined by 19.5% in 1995 when compared with 1994. The decline was due primarily to reductions in orders, from third-party customers, for certain commodity vitamins and the increasing requirements to produce for the Company's retail stores. Increased inter-segment business allowed for continued economies in manufacturing and is reflected in the 19.0% increase in Manufacturing's operating earnings in 1995 versus 1994. Operating earnings in Manufacturing were 60.8% of net manufacturing revenue in 1995 compared with 41.1% in 1994.

     Non-Operating Expenses. Interest expense, including amortization of deferred financing fees increased 2.1% or $0.4 million in 1995 when compared with 1994. The increase is due primarily to borrowings for the purchase of Nature Food Centre, Inc. in the fourth quarter of 1994, offset partially by favorable changes in interest rates during the year.

REVIEW OF FINANCIAL CONDITION

     Analysis of Liquidity and Capital Resources. In the years presented, the primary sources of cash have been the Company's operations, amounts available on the revolving credit facility, and proceeds from the issuance of common stock. The primary uses of cash in each of the years reported, have been to fund the Company's store expansion program through the construction of new stores, renovation of existing stores, the acquisition of independent and franchised locations, and in 1996 to repurchase the Company's common stock. The average cost to build or renovate a GNC store ranges from $63,000 to $117,000, depending on type and size of the store. Additionally, the Company continues to increase capacities at its distribution and manufacturing facilities. The Company will continue its store, distribution and manufacturing expansion programs in 1997 and will fund the requirements for these programs primarily from operations and through borrowings on the revolving credit facility. The Company has no material commitments to make capital expenditures during 1997.

     The Company's cash flows from operating, investing, and financing activities as reflected in the Consolidated Statements of Cash Flows (see Item
8) is summarized as follows:

                                                                     YEAR ENDED
                                                            -----------------------------
                                                            FEBRUARY 3,       FEBRUARY 1,
                                                               1996              1997
                                                            -----------       -----------
                                                                   (IN THOUSANDS)
      Cash provided by (used in)
        Operating activities..........................       $ 120,735         $  59,634
        Investing activities..........................         (82,776)         (107,380)
        Financing activities..........................         (37,857)           47,161
        Effect of exchange rate changes on cash.......            (102)              585
                                                             ---------         ---------
      Net change in cash..............................       $      --         $      --
                                                             =========         =========

     Operating Activities. Net earnings, adjusted for non-cash activities and before changes in the operating assets and liabilities, increased in 1996 to $127.2 million, an 18.1% increase over the $107.7 million generated in 1995. Net cash provided by operating activities declined to $59.6 million from $120.7 million in 1995 as a result of changes in operating assets and liabilities.

     Operating assets and liabilities increased in 1996 by $67.6 million over 1995, primarily due to increases in inventories and accounts receivable. Inventory increased $54.6 million as a result of: i) new store expansion requirements; ii) the increase in new product introductions at the store level and; iii) the stocking of the Company's new full line distribution center located in Phoenix, Arizona. The increase in accounts receivable of $18.1 million was the result of increased volume of third-party product sales at Manufacturing as well as the increased product sales to franchisees.

     Investing Activities. The Company's primary use of funds in both 1995 and 1996 was for capital expenditures. Capital expenditures for 1996 totaled $69.9 million versus $57.2 million in 1995. In 1996, $52.9 million of these expenditures were used to finance the Company's store expansion program and $17.0 million to add additional capacity to the distribution and manufacturing facilities. The Company anticipates total capital expenditures of approximately $60.0 million in 1997.

     Payments made in connection with acquisitions were $14.2 million in 1996 versus $5.2 million in 1995. In 1996, the acquisitions of Nature's Fresh Northwest, Inc. and Flying Eagle Stores, Inc. accounted for 85% of total funds used in acquisitions.

     The Company continues its investment in its franchise program adding a net $8.0 million in new franchisee notes receivable. The notes were generated primarily from the Company's financing of both the store construction and initial inventory purchases by franchisees. In 1995, $7.5 million in franchise financing was provided.

     The Company loaned $7.1 million in 1996 and $4.7 million in 1995 to a related party in connection with the development of the Company's new headquarters facility. Under the Company's revolving credit facility, the Company is permitted to lend up to $30.0 million.

     Financing Activities. In 1996, net borrowings on the Company's revolving credit facility was $193.9 million, $156.7 million of which, net of $2.9 million received for the sale of put options, was used to repurchase 10.0 million shares of the Company's common stock. The Company also repaid $34.0 million on its bank term loan with funds received from the sale, in February 1996, of approximately
1.6 million shares of its common stock at an average price of approximately $20.75 per share.

     On March 21, 1996, the Company amended and restated its credit agreement to provide for a $400 million revolving credit facility with a balloon payment due March 29, 2001. The March 21, 1996 agreement was subsequently amended and restated on March 31, 1997, providing for a $700 million revolving credit facility with a balloon payment due on March 31, 2002. Interest on the new agreement is variable based on prime and/or Eurodollar borrowing rates, plus or minus applicable margin adjustments. At February 1, 1997, the Company had $21.9 million available on its revolving credit facility after a reduction for outstanding letters of credit of $2.9 million. At March 31, 1997, the Company had $334.3 million available on the amended and restated $700 million revolving credit facility after a reduction for outstanding letters of credit of $2.9 million.

     During 1996, the Company's Board of Directors authorized $160.0 million of the Company's stock be repurchased from time to time in the open market or in privately negotiated transactions. On March 11, 1997, the Board of Directors increased the maximum amount of capital that can be utilized for the repurchase of shares to $310 million. At April 28, 1997, 11.5 million shares of stock have been repurchased for $191.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS
GENERAL NUTRITION COMPANIES, INC.

     We have audited the accompanying consolidated balance sheets of General Nutrition Companies, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended February 1, 1997, February 3, 1996 and February 4, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Nutrition Companies, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996 and the results of their operations and their cash flows for the years ended February 1, 1997, February 3, 1996 and February 4, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

March 31, 1997
Pittsburgh, Pennsylvania

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      FEBRUARY 3,    FEBRUARY 1,
                                                                         1996           1997
                                                                      -----------    -----------
(IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current Assets:
  Receivables......................................................    $  38,292      $  58,711
  Inventories......................................................      147,723        198,361
  Deferred taxes...................................................        9,647         18,903
  Other current assets.............................................       13,699         17,498
                                                                       ---------      ---------
     Total current assets..........................................      209,361        293,473
Property, plant and equipment, net.................................      145,969        175,352
Other assets.......................................................       28,515         44,404
Deferred financing fees, net of accumulated amortization of $889
  and $1,538.......................................................        3,141          3,066
Goodwill, net of accumulated amortization of $46,667 and $52,907...      295,865        263,060
                                                                       ---------      ---------
                                                                       $ 682,851      $ 779,355
                                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................    $  74,944      $  79,958
  Accrued salaries, wages, vacations and related taxes.............       18,225         17,198
  Accrued income taxes.............................................        4,465          7,008
  Other current liabilities........................................       37,580         54,637
  Long-term debt, current portion..................................       21,466            984
                                                                       ---------      ---------
     Total current liabilities.....................................      156,680        159,785
Long-term debt.....................................................      197,006        377,885
Deferred taxes on income...........................................        2,508          1,462
Commitments and contingencies......................................           --             --
Shareholders' Equity:
Common stock, $.01 par value:
  Authorized 200,000,000 shares, issued and outstanding, including shares in treasury, 87,744,019 shares at February 3, 1996 and
  91,287,289 shares at February 1, 1997............................          877            913
Additional paid-in capital.........................................      253,521        319,297
Stock options outstanding..........................................        4,769         10,917
Subscriptions receivable...........................................           --         (3,295)
Currency translation adjustment....................................         (102)           483
Accumulated earnings...............................................       67,592         71,527
                                                                       ---------      ---------
                                                                         326,657        399,842
Treasury stock, at cost, 10,000,000 shares at February 1, 1997.....           --       (159,619)
                                                                       ---------      ---------
                                                                         326,657        240,223
                                                                       ---------      ---------
                                                                       $ 682,851      $ 779,355
                                                                       =========      =========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 4,    FEBRUARY 3,    FEBRUARY 1,
                                                             1995           1996           1997
                                                          -----------    -----------    -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue............................................    $ 672,945      $ 845,952      $ 990,845
Cost of sales, including costs of warehousing,
  distribution
  and occupancy........................................      419,136        519,420        614,875
                                                           ---------      ---------      ---------
                                                             253,809        326,532        375,970
Selling, general and administrative....................      147,430        179,314        214,002
Compensation expense...................................          675          1,583         11,823
Amortization of goodwill...............................        7,954          8,519          9,555
Restructuring charge...................................           --             --         80,243
                                                           ---------      ---------      ---------
Operating earnings.....................................       97,750        137,116         60,347
Interest expense, net..................................       19,669         20,076         17,341
                                                           ---------      ---------      ---------
Earnings before income taxes...........................       78,081        117,040         43,006
Income taxes...........................................       32,337         47,894         39,071
                                                           ---------      ---------      ---------
Earnings before extraordinary items....................       45,744         69,146          3,935
Extraordinary loss from early retirement of debt, net
  of
  income tax benefit of $4,604.........................        8,550             --             --
                                                           ---------      ---------      ---------
Net earnings...........................................    $  37,194      $  69,146      $   3,935
                                                           =========      =========      =========
Primary earnings per share:
  From earnings before extraordinary item..............    $    0.57      $    0.81      $    0.05
  From extraordinary item..............................        (0.11)            --             --
                                                           ---------      ---------      ---------
  From net earnings....................................    $    0.46      $    0.81      $    0.05
                                                           =========      =========      =========
Primary weighted average number of shares
  outstanding..........................................       80,028         85,860         86,294
                                                           =========      =========      =========
Fully diluted earnings per share:
  From earnings before extraordinary item..............    $    0.54      $    0.78      $    0.05
  From extraordinary item..............................        (0.10)            --             --
                                                           ---------      ---------      ---------
  From net earnings....................................    $    0.44      $    0.78      $    0.05
                                                           =========      =========      =========
Fully diluted weighted average number of
  shares outstanding...................................       88,294         90,257         86,408
                                                           =========      =========      =========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      COMMON STOCK
                      ------------
                                     ADDITIONAL      STOCK                       CURRENCY    ACCUMULATED
                         CLASS        PAID-IN       OPTIONS     SUBSCRIPTIONS   TRANSLATION   EARNINGS/    TREASURY
                       A       B      CAPITAL     OUTSTANDING    RECEIVABLE     ADJUSTMENT    (DEFICIT)      STOCK        TOTAL
                      ----   -----   ----------   -----------   -------------   ----------   -----------   ---------     --------
                                                              (IN THOUSANDS)
BALANCE, FEBRUARY
 5, 1994..........    $736   $ 23     $192,854      $ 5,310        $    --         $ --       $ (38,692)   $     --      $160,231
Net earnings......      --     --           --           --             --           --          37,194          --        37,194
Common stock
 issued...........      --     --          278           --             --           --              --          --           278
Stock options
 granted..........      --     --           --          675             --           --              --          --           675
Stock options
 exercised........       9     --        5,473       (1,019)            --           --              (4)         --         4,459
Conversion of
 Class B to Class
 A................      23    (23)          --           --             --           --              --          --            --
                      ----   -----   ----------   -----------       ------          ---      -----------   ---------     --------
BALANCE, FEBRUARY
 4, 1995..........     768     --      198,605        4,966             --           --          (1,502)         --       202,837
Net earnings......      --     --           --           --             --           --          69,146          --        69,146
Common stock
 issued...........      --     --          341           --             --           --              --          --           341
Stock options
 granted..........      --     --           --        1,583             --           --              --          --         1,583
Stock options
 exercised........      10     --        9,725       (1,780)            --           --              (4)         --         7,951
Warrants
 exercised........      16     --        3,163           --             --           --              (8)         --         3,171
Conversion of
 junior
 subordinated
 notes............      82     --       39,913           --             --           --             (40)         --        39,955
Business
 combination......       1     --        1,774           --             --           --              --          --         1,775
Translation
 adjustments......      --     --           --           --             --         (102)             --          --          (102)
                      ----   -----   ----------   -----------       ------          ---      -----------   ---------     --------
BALANCE, FEBRUARY
 3, 1996..........     877     --      253,521        4,769             --         (102)         67,592          --       326,657
Net earnings......      --     --           --           --             --           --           3,935          --         3,935
Common stock
 issued...........      23     --       44,064           --             --           --              --          --        44,087
Subscriptions
 receivable from
 stock sales......      --     --           --           --         (3,295)          --              --          --        (3,295)
Stock options
 granted..........      --     --           --        7,492             --           --              --          --         7,492
Stock options
 exercised........       7     --        9,645       (1,344)            --           --              --          --         8,308
Sale of put
 options..........      --     --        2,850           --             --           --              --          --         2,850
Treasury stock
 purchases........      --     --           --           --             --           --              --    (159,619)     (159,619)
Business
 combination......       6     --        9,217           --             --           --              --          --         9,223
Translation
 adjustments......      --     --           --           --             --          585              --          --           585
                      ----   -----   ----------   -----------       ------          ---      -----------   ---------     --------
BALANCE, FEBRUARY
 1, 1997..........    $913   $ --     $319,297      $10,917        $(3,295)        $483       $  71,527    $(159,619)    $240,223
                      =====  ======= ============ ============== ================ ============= =============== ========== =========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED
                                                                               -----------------------------------------
                                                                               FEBRUARY 4,    FEBRUARY 3,    FEBRUARY 1,
                                                                                  1995           1996           1997
                                                                               -----------    -----------    -----------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................................    $  37,194      $  69,146      $   3,935
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary loss from early retirement of debt........................        8,550             --             --
    Restructuring charge....................................................           --             --         80,243
    Compensation expense....................................................          675          1,583         11,823
    Depreciation and amortization...........................................       24,850         32,196         40,533
    Amortization of deferred financing fees.................................          862            576            649
    (Increase) decrease in deferred taxes...................................       (1,384)         1,322        (10,388)
    Other, principally loss on disposal of fixed assets.....................          553          2,859            392
    Change in operating assets and liabilities:
      Increase in receivables...............................................       (4,931)        (1,316)       (18,129)
      Increase in inventories...............................................      (29,291)        (3,956)       (54,590)
      Increase in other assets..............................................         (287)        (2,143)        (2,672)
      Increase in accrued taxes.............................................        7,164          2,000          2,543
      Increase (decrease) in accounts payable and accrued liabilities.......       (7,779)        15,563         10,884
      (Decrease) increase in other working capital items....................       (5,468)         2,905         (5,589)
                                                                                ---------       --------      ---------
        Total adjustments...................................................       (6,486)        51,589         55,699
                                                                                ---------       --------      ---------
Net cash provided by operating activities...................................       30,708        120,735         59,634
                                                                                ---------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................................      (38,578)       (57,244)       (69,853)
  Increase in franchisee notes receivable...................................       (8,412)        (7,521)        (8,024)
  Payments for store acquisitions...........................................       (3,938)        (7,934)        (8,081)
  Payments made for acquisitions, net of cash acquired......................      (67,523)        (5,168)       (14,287)
  Loan to related party.....................................................           --         (4,725)        (7,135)
  Other.....................................................................           16           (184)            --
                                                                                ---------       --------      ---------
Net cash used in investing activities.......................................     (118,435)       (82,776)      (107,380)
                                                                                ---------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on revolving credit facility....................       66,799        (39,900)       193,901
  Retirement of long-term debt..............................................     (142,603)       (16,000)       (36,268)
  Book balance bank overdraft...............................................       10,494          8,892          3,866
  Decrease in capital lease obligations.....................................       (1,800)        (2,133)        (1,361)
  Borrowings under bank term loan...........................................      160,000             --             --
  Redemption of redeemable preferred stock..................................          (49)          (134)          (450)
  Net proceeds from issuance of common stock................................        1,476          3,316         41,006
  Exercise of warrants to purchase common stock.............................           --          3,171             --
  Increase in paid-in capital...............................................        3,261          4,931          3,810
  Premiums paid on early retirement of debt.................................       (5,821)            --             --
  Net payments for treasury stock...........................................           --             --       (159,619)
  Proceeds from sale of put options.........................................           --             --          2,850
  Increase in deferred financing fees.......................................       (4,030)            --           (574)
                                                                                ---------       --------      ---------
Net cash provided by (used) in financing activities.........................       87,727        (37,857)        47,161
Effect of exchange rate changes on cash.....................................           --           (102)           585
                                                                                ---------       --------      ---------
Net change in cash..........................................................           --             --             --
                                                                                ---------       --------      ---------
Beginning and ending balance, cash..........................................    $      --      $      --      $      --
                                                                                =========       ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................................    $  25,796      $  20,159      $  17,121
    Income taxes............................................................    $  23,139      $  39,769      $  41,556

---------

Non-cash transactions:

(a) An adjustment of $1.8 million was made to goodwill in 1995 resulting from finalization of certain NFC preacquisition contingencies.

(b) The Company converted $40 million of its junior subordinated notes in 1995 into approximately 8.2 million shares of common stock at a rate of $4.88 per share.

(c) The Company issued 76,520 shares with a value of approximately $1.8 million as part of the acquisition of Health & Diet Group Limited in 1995.

(d) The Company issued 595,000 shares with a value of approximately $9.2 million in 1996 as part of the acquisition of Nature's Fresh Northwest, Inc.

(e) The Company extended net loans to executives of $3.3 million in 1996 relating to the 1996 Management Stock Purchase Plan.

Notes to Consolidated Financial Statements are an integral part of these statements.

                       GENERAL NUTRITION COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Reporting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions. The Company's fiscal year ends on the Saturday closest but not prior to January 31 of each year. The fiscal year consists of fifty-two or fifty-three weeks divided into four quarters; the first three quarters contain twelve weeks, and the last quarter contains sixteen weeks in a fifty-two week year and seventeen weeks in a fifty-three week year.

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

     Revenue Recognition. The Company operates predominately as a retailer through company-owned and franchised stores, a majority of which are located in the 50 United States and Puerto Rico, and 18 international countries. The retail stores offer a variety of vitamin and mineral supplements, sports nutrition products and herbs, and is also a leading provider of personal care, and other health-related products. Revenue is recognized by the retail segment upon sale of product to the customer.

     The Company's franchise segment generates revenues through franchise fees, product sales to franchisees, royalties and interest income on the financing of the franchise locations. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Franchisee fees are recognized by the Company at the time of the store opening. Revenue on product sales to franchisees is recognized by the Company as product is shipped. Remaining sources of income are recognized as earned.

     The manufacturing segment sells product primarily to the other Company segments and a lesser amount to third-party customers. Revenue is recognized as product is shipped. All intercompany transactions are eliminated in consolidation.

     Reclassifications. Certain amounts in previously issued financial statements have been reclassified to conform to the 1996 presentation.

     Capital Structure. On October 10, 1995, the shareholders approved an increase in the authorized number of shares of all classes of common stock from
100.0 million to 200.0 million shares and eliminated the previously authorized
5.0 million shares of Class B Common Stock. On August 21, 1995 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on October 17, 1995 to shareholders of record on September 8, 1995. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated.

     Cash. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At February 3, 1996, and February 1, 1997, cash overdrafts of $8.9 million and $3.9 million, respectively, were included in accounts payable.

     Inventories. Inventories are stated at the lower of cost or market on a FIFO (first in, first out) basis.

     Depreciation and Amortization. Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the property.

                       GENERAL NUTRITION COMPANIES, INC.

     Amortization of improvements to leased premises is also provided using the straight-line method over the estimated useful life of the improvements or over the life of the related leases if such periods are shorter. The Company provides tax depreciation in conformity with the provisions of applicable tax law.

     Amortization of goodwill is provided on a straight-line basis over 40 years, except for goodwill associated with the purchase of existing franchise stores, acquisitions of independent stores, and business combinations, for which the amortization periods range from 10 to 15 years.

     Depreciation and amortization of property, plant and equipment was $16.9 million, $23.7 million and $30.9 million for the years ended February 4, 1995, February 3, 1996, and February 1, 1997, respectively.

     Amortization of deferred financing fees is provided using the straight-line method, which approximates the effective interest rate method, over the term of the related debt.

     The Company periodically evaluates its long-lived assets to determine that the carrying values have not been impaired.

     Advertising Expenditures. The Company recognizes advertising expense as it is incurred. Advertising expense was $28.4 million, $33.4 million and $42.1 million, respectively, for the years ended February 4, 1995, February 3, 1996 and February 1, 1997.

     Pre-Opening Expenditures. The Company recognizes the cost associated with the opening of new stores as incurred.

     Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Self-Insurance. The Company self-insures for certain levels of product and general liability, workers' compensation and health care coverage. Estimated costs of these programs are accrued based upon known and anticipated claims. Any adjustments to previously recorded accruals are reflected in current operating results. The Company has both individual and aggregate stop loss limits pertaining to the self-insurance and maintains an accrual for self-insurance. At February 4, 1995, February 3, 1996, and February 1, 1997, the accrual balances were $563,000, $850,000, and $830,000, respectively. Self-insurance expense for the years ended February 4, 1995, February 3, 1996, and February 1, 1997 was $591,000, $701,000, and $740,000, respectively.

     Foreign Currency Translation. For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as a separate component of shareholders' equity.

     Treasury Stock. During 1996, the Company's Board of Directors authorized the repurchase of up to $160 million of the Company's common stock in the open market. During 1996, the Company repurchased 10.0 million shares of common stock at an average cost of $15.96. On March 11, 1997, the Company's Board of Directors authorized the purchase of an additional $150 million of the Company's common stock. The Company's revolving credit facility limits the amount of common stock that can be repurchased.

     Stock-Based Compensation. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                       GENERAL NUTRITION COMPANIES, INC.

     Earnings Per Share. Earnings per share are based on the weighted average number of common shares outstanding during each year. In 1995, the junior subordinated notes of the Company were converted to common stock. Prior to conversion, fully diluted earnings per share were based upon the assumed conversion of the junior subordinated notes into common stock. Net income was increased by the amount of interest expense that would not have been recognized if the junior subordinated notes were converted to common stock.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The basic earnings per share as defined by SFAS No. 128 for net earnings for 1994, 1995 and 1996 would have been $0.49, $0.84 and $0.05, respectively. The diluted earnings per share as defined by SFAS No. 128 approximates the historically presented fully diluted earnings per share.

NOTE 2. RECEIVABLES

     Receivables at period end consisted of the following:

                                                                     FEBRUARY 3,     FEBRUARY 1,
                                                                        1996            1997
                                                                     -----------     -----------
                                                                           (IN THOUSANDS)
    Franchise.....................................................     $16,210         $25,406
    Manufacturing trade...........................................      14,961          20,373
    Current portion of franchise notes............................       7,323           9,394
    Other.........................................................       2,319           5,421
    Allowance for uncollectible accounts..........................      (2,521)         (1,883)
                                                                      --------        --------
    Total.........................................................     $38,292         $58,711
                                                                      ========        ========

NOTE 3. INVENTORIES

     Inventories at period end consisted of the following:

                                                                     FEBRUARY 3,     FEBRUARY 1,
                                                                        1996            1997
                                                                     -----------     -----------
                                                                           (IN THOUSANDS)
    Product ready for sale........................................    $ 122,666       $ 158,800
    Unpackaged bulk product and raw materials.....................       21,678          36,121
    Packaging supplies............................................        3,379           3,440
                                                                      ---------       ---------
                                                                      $ 147,723       $ 198,361
                                                                      =========       =========

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at period end consisted of the following:

                                                                     FEBRUARY 3,     FEBRUARY 1,
                                                                        1996            1997
                                                                     -----------     -----------
                                                                           (IN THOUSANDS)
    Land, buildings and improvements..............................    $   9,955       $  16,920
    Machinery and equipment.......................................       38,598          60,209
    Leasehold improvements........................................       69,975          73,839
    Furniture and fixtures........................................       79,258          88,310
    Capital leases................................................        8,711           4,554
    Construction in progress......................................          227          10,757
                                                                      ---------       ---------
                                                                        206,724         254,589
    Less accumulated depreciation.................................       60,755          79,237
                                                                      ---------       ---------
                                                                      $ 145,969       $ 175,352
                                                                      =========       =========

NOTE 5. OTHER ASSETS

     Other assets at period end consisted of the following:

                                                                     FEBRUARY 3,     FEBRUARY 1,
                                                                        1996            1997
                                                                     -----------     -----------
                                                                           (IN THOUSANDS)
    Franchise notes, less current portion.........................     $23,429         $29,429
    Note due from related party...................................       4,725          12,380
    Other.........................................................         361           2,595
                                                                      --------        --------
                                                                       $28,515         $44,404
                                                                      ========        ========

     The notes from the Company's franchisees are demand notes, payable primarily over five years. Interest accrues at the rate of 13.75% per annum and is payable monthly.

     The Company is a party to a partnership agreement to purchase and operate a building in Pittsburgh, Pennsylvania, which will serve as the Company's headquarters. The related party note associated with this relationship is a demand note which includes the option to borrow up to $30 million, with interest rates variable based on the Company's borrowing rate plus a margin percentage. The Company does not anticipate the amount due under the note will be repaid prior to January 31, 1998.

NOTE 6. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt at period end consisted of the following:

                                                         INTEREST      FEBRUARY 3,     FEBRUARY 1,
                                                           RATE           1996            1997
                                                         --------      -----------     -----------
                                                                      (IN THOUSANDS)
    Bank revolving credit facility....................   5.9-8.25%      $  75,300       $ 375,200
    Capital leases....................................                      3,172           3,669
    Bank term loan....................................   5.6-6.10%        140,000              --
                                                                        ---------       ---------
                                                                          218,472         378,869
    Current maturities................................                     21,466             984
                                                                        ---------       ---------
                                                                        $ 197,006       $ 377,885
                                                                        =========       =========

                       GENERAL NUTRITION COMPANIES, INC.

     On March 31, 1997, the Company amended and restated its existing credit agreement. The amended and restated agreement provides for a $700 million revolving credit facility due March 31, 2002 and subjects the Company to certain restrictions and covenants, including the restriction to pay dividends. Interest on the facility is variable based on certain published prime and/or Eurodollar borrowing rates, plus or minus applicable margin adjustments. Prime advances are subject to margin adjustments ranging from -.75% to 0%, based on term and dollar limitations, with Eurodollar advances being subject to margin adjustments ranging from 0.5% to 1.5% based upon financial performance covenants. At March 31, 1997, the average rates for prime and Eurodollar borrowings were 8.50% and 5.40%, respectively. The revolving credit facility is guaranteed by the Company, which guaranty is secured by the capital stock of General Nutrition, Incorporated ("GNI") and also by its domestic subsidiaries.

     Prior to the amendment, the agreement provided for a revolving credit facility of $400 million through March 29, 2001. Interest on the facility was variable based on prime and/or Eurodollar rates plus add on margins of .5%. The prime borrowing rate for the year ended February 1, 1997 was 8.25%. Eurodollar rates, exclusive of the .5% add on margin, ranged from 5.38% to 5.96% for the year. At February 1, 1997, the Company had $21.9 million available on its revolving credit facility after excluding $2.9 million restricted letters of credit.

     At February 1, 1997, the Company's total long-term debt maturities are as follows:

                                                                      (IN THOUSANDS)
                                                                      --------------
            1997...................................................      $    984
            1998...................................................         1,023
            1999...................................................           772
            2000...................................................           319
            2001...................................................           257
            Thereafter.............................................       375,514
                                                                         --------
            Total..................................................      $378,869
                                                                         ========

     The Company's net interest expense for all periods is as follows:

                                                         FEBRUARY 4,     FEBRUARY 3,     FEBRUARY 1,
                                                            1995            1996            1997
                                                         -----------     -----------     -----------
                                                                       (IN THOUSANDS)
    Composition of interest expense:
      Interest on debt................................     $19,055         $19,754         $17,336
      Amortization of deferred financing fees.........         862             576             649
      Interest income.................................        (248)           (254)           (644)
                                                          --------        --------        --------
                                                           $19,669         $20,076         $17,341
                                                          ========        ========        ========

NOTE 7. RESTRUCTURING CHARGE

     During the year ended February 1, 1997, the Company recorded a restructuring charge of $80.2 million ($70.2 million after tax or $.81 per share). The charge recorded by the Company related to the write-off of goodwill, property and equipment, inventories, and other assets associated with management's decision to discontinue the Nature Food Centres ("NFC") retail concept. The charge for NFC of $66.7 million included $52.7 million of goodwill. The remaining $13.5 million of the recorded charge relates to unproductive assets, primarily inventory relating to Natural Solutions(R), fitness and apparel products, all of which will be discontinued, as well as excess costs resulting from retrofitting the Alive prototype store. At February 1, 1997, the Company maintains an accrual of $5.9 million relating to the restructuring charge, all of which will be utilized in 1997.

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 8. RETIREMENT PLANS

     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees with more than three months of service. The plan provides for employee contributions of 1% to 15% of individual compensation into deferred savings and provides for Company contributions of 25-45% of the first 5% of participant's contributions. The Company may make additional contributions based upon the achievement of performance goals established by the Board of Directors. The Company made cash contributions of $0.7 million in 1994 and $1.1 million in 1995 and 1996, respectively.

NOTE 9. FRANCHISE FEE REVENUE

     The Company charges franchisees a flat fee, payable prior to the franchise store opening, as consideration for the franchise rights and initial services performed by the Company. Once the franchised store is open, the Company has no further obligations under this fee to the franchisee. Therefore, all franchise fee revenue is recognized in the period in which a franchise store is opened.

     Franchise revenue related to this initial fee is as follows:

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         FEBRUARY 4,     FEBRUARY 3,     FEBRUARY 1,
                                                            1995            1996            1997
                                                         -----------     -----------     -----------
                                                                   (DOLLARS IN THOUSANDS)
    Initial franchise fee.............................     $ 4,410         $ 5,550         $ 6,680
                                                            ======          ======          ======
    Number of operating franchised stores:
      Beginning of period.............................         509             750             959
      Sales to franchisees............................         269             294             294
      Stores acquired/closed..........................         (28)            (85)            (79)
                                                            ------          ------          ------
      End of period...................................         750             959           1,174
                                                            ======          ======          ======

NOTE 10. FINANCIAL INSTRUMENTS

     At February 1, 1997 and February 3, 1996, the Company's fair value of financial instruments approximates their carrying value. The values of the financial instruments as of February 1, 1997 and February 3, 1996, respectively, were as follows: Long-term receivables, $41.8 million and $28.2 million; Bank term loan, $140.0 million in 1995; Bank revolving credit facility, $375.2 million and $75.3 million.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Long-term receivables: The carrying amounts approximate fair value as the rate reflects the risk of the debt carried.

     Bank debt: The bank loans carrying value approximate fair value as the rates of borrowing are variable based on current market rates.

NOTE 11. LONG-TERM LEASE OBLIGATIONS

     The Company has operating leases covering its retail store locations. The leases generally provide for an initial term of between seven and ten years, and some include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of common operating expenses, and most require additional rentals based on a percentage of sales in excess of specified levels ("Percent Rent"). Real estate taxes, insurance and other executory costs may be included in the rental payment or charged in addition to rent. In either case, they have been included in common operating expense. Other

                       GENERAL NUTRITION COMPANIES, INC.

leases cover transportation equipment, data processing equipment, distribution facilities and corporate headquarters.

     The composition of the Company's rental expense for all periods presented included the following components:

                                                         FEBRUARY 4,     FEBRUARY 3,     FEBRUARY 1,
                                                            1995            1996            1997
                                                         -----------     -----------     -----------
                                                                       (IN THOUSANDS)
    Retail Stores:
    Rent on long-term operating leases, net of
      sublease income.................................     $43,195         $55,713        $  70,234
    Common operating expense..........................      13,964          17,765           19,191
    Percent Rent......................................       2,802           3,708            3,166
                                                           -------         -------         --------
                                                            59,961          77,186           92,591
    Other.............................................       7,975           5,421            9,598
                                                           -------         -------         --------
    Total.............................................     $67,936         $82,607        $ 102,189
                                                           =======         =======         ========

     Minimum future obligations for noncancellable operating leases with initial or remaining terms of at least one year in effect at February 1, 1997 are as follows:

                                   COMPANY      FRANCHISE
                                    RETAIL        RETAIL                      SUBLEASE
                                    STORES        STORES       OTHER (A)       INCOME       COMBINED
                                   --------     ----------     ----------     ---------     ---------
                                                             (IN THOUSANDS)
    1997........................   $ 65,024      $ 16,641       $  5,999      $ (16,641)    $  71,023
    1998........................     61,032        15,670          6,050        (15,670)       67,082
    1999........................     55,941        13,648          5,083        (13,648)       61,024
    2000........................     50,814        11,435          4,606        (11,435)       55,420
    2001........................     44,403         7,284          4,496         (7,284)       48,899
    Thereafter..................    113,464        11,797         32,587        (11,797)      146,051
                                   --------       -------        -------       --------      --------
    Total.......................   $390,678      $ 76,475       $ 58,821      $ (76,475)    $ 449,499
                                   ========       =======        =======       ========      ========

---------

(a) Includes $34.4 million for a lease with the related party discussed in Note
    5.

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 12. INCOME TAXES (TAX BENEFITS)

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             YEAR ENDED
                                                                     ---------------------------
                                                                     FEBRUARY 3,     FEBRUARY 1,
                                                                        1996            1997
                                                                     -----------     -----------
                                                                           (IN THOUSANDS)
    Deferred Tax:
      Current assets:
         Operating reserves.......................................     $ 3,809         $12,240
         Inventory capitalization.................................       3,125           3,113
         Deferred revenue.........................................       2,233           2,663
         Deferred compensation....................................         408             702
         Other....................................................          72             185
                                                                        ------         -------
      Total current assets........................................       9,647          18,903
                                                                        ------         -------
      Non-current liabilities:
         Option compensation......................................      (1,239)         (3,821)
         Fixed assets.............................................       4,520           6,664
         Other....................................................        (773)         (1,381)
                                                                        ------         -------
      Total non-current liabilities...............................       2,508           1,462
                                                                        ------         -------
      Total net deferred taxes....................................     $ 7,139         $17,441
                                                                        ======         =======

     Income taxes (tax benefits) for all periods consist of the following components, including income tax benefits provided on the extraordinary loss:

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         FEBRUARY 4,     FEBRUARY 3,     FEBRUARY 1,
                                                            1995            1996            1997
                                                         -----------     -----------     -----------
                                                                       (IN THOUSANDS)
    Current:
      Federal.........................................     $25,292         $41,615         $45,992
      State...........................................       3,683           5,082           3,890
      Foreign.........................................          --              49            (218)
                                                           -------         -------        --------
                                                            28,975          46,746          49,664
                                                           -------         -------        --------
    Deferred:
      Federal.........................................      (1,015)            765         (10,346)
      State...........................................        (227)            383            (247)
                                                           -------         -------        --------
                                                            (1,242)          1,148         (10,593)
                                                           -------         -------        --------
    Total.............................................     $27,733         $47,894         $39,071
                                                           =======         =======        ========

                       GENERAL NUTRITION COMPANIES, INC.

     The Company's effective tax rate differed from the statutory tax rate for the following reasons:

                                                                         YEAR ENDED
                                                         -------------------------------------------
                                                         FEBRUARY 4,     FEBRUARY 3,     FEBRUARY 1,
                                                            1995            1996            1997
                                                         -----------     -----------     -----------
    Percent of pretax earnings:
      Statutory federal tax rate......................       35.0%           35.0%           35.0%
    Increase:
      Goodwill amortization...........................        4.2%            2.4%           49.0%
      State income tax, net of federal tax benefit....        3.4%            3.1%            5.5%
    Other.............................................        0.1%            0.4%            1.3%
                                                             ----            ----            ----
    Effective income tax rate.........................       42.7%           40.9%           90.8%
                                                             ====            ====            ====

     The increase in the Company's effective tax rate for the year ended February 1, 1997 was due to the effect of the restructuring charge as discussed in Note 7. The effective rate for the year ended February 1, 1997, excluding the restructuring charge, would have been 39.5%.

NOTE 13. LEGAL PROCEEDINGS AND SETTLEMENTS

     Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-Tryptophan or products containing manufactured L-Tryptophan are or were defendants in an estimated 2,000 actions brought in federal and state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing manufactured L-Tryptophan. Currently, at least one of the GNC Companies (the Company or one of its subsidiaries) is named in approximately 10 of these actions and the possibility of future such actions cannot be excluded. The GNC Companies are defending these actions vigorously and believe that they will be entitled to indemnification from Showa Denko America, Inc. ("SDA") and its parent, Showa Denko, K.K. ("SDK"), the Japanese manufacturer of the bulk L-Tryptophan which the plaintiffs allege caused their personal injuries. In August 1990, GNI entered into a joint defense agreement with SDA, which agreement was amended and restated in October 1992. Unlike the original joint defense agreement which was terminable at will by either party, the amended and restated joint defense agreement (the "Agreement") is terminable only under limited, specified circumstances. Under the Agreement, SDA has agreed to pay all legal fees incurred and indemnify the GNC Companies against liability in any claim if it is determined that a proximate cause of the injury sustained by the plaintiff was a constituent of the raw material sold by SDA to the GNC Companies or was a factor for which SDA or any of its affiliates was responsible, except to the extent that actions by the GNC Companies proximately contributed to the injury. As previously stated, one or more of the GNC Companies is presently named in approximately 10 actions arising out of the ingestion of L-Tryptophan. That number is down from a high in excess of 400. The decrease is attributable to SDA's settlement of L-Tryptophan claims, all such settlements having been accomplished by SDA without any financial contribution from the GNC Companies. The GNC Companies believe that, under the Agreement, they will be entitled to indemnification in all actions arising out of the ingestion of products containing L-Tryptophan manufactured by SDK and that contribution by the GNC Companies will not be warranted. In each of the remaining cases in which a claimant is able to identify, by lot number, the L-Tryptophan ingested, such identification has implicated L-Tryptophan manufactured by SDK. Under the Agreement, the GNC Companies must refrain from bringing cross-claims against or joining SDA or SDK. The Company believes that SDA can only meet its obligations under the Agreement with the financial support of SDK and pursuant to the Agreement, SDK has provided in a separate agreement, an unconditional and irrevocable guaranty of all the performance and payment obligations of SDA under the Agreement.

     The Agreement does not cover damages caused by the GNC Companies' intentional misconduct or awards of punitive damages or multiple damages arising out of such intentional misconduct or civil or criminal

                       GENERAL NUTRITION COMPANIES, INC.

penalties arising out of violations of law if any such damages or penalties were to be awarded against the GNC Companies. The GNC Companies believe that they have reasonable defenses against such damages or penalties. In support of their claims for compensatory and, in some cases, punitive damages, various plaintiffs have alleged, among other things, violations of the Federal Food, Drug, and Cosmetic Act ("FDCA"). If proven to have been a proximate cause of a plaintiff's damages, violations of the FDCA by the GNC Companies could preclude the GNC Companies from obtaining full indemnification. The GNC Companies do not believe they violated the FDCA. In addition, they believe that there are reasonable grounds upon which to defend against allegations that, if any such violations occurred, such violations proximately caused a plaintiff's damages. The GNC Companies further believe that they should be entitled to indemnification or contribution from some of the other suppliers or distributors in certain actions, but are not pursuing those claims at this time.

     The GNC Companies have product liability insurance which they believe provides coverage for L-Tryptophan products subject to these claims, including legal defense costs. However, the potential damages that could be recovered in pending L-Tryptophan actions (in the unlikely event that such potential damages would be awarded solely against the GNC Companies and ignoring the existence of the Agreement, the guaranty by SDK, and claims for indemnification and contribution) could exceed the GNC Companies' available product liability insurance coverage, and such excess could have a material impact upon the Company's results of operations. Although it is not possible to predict with certainty the ultimate outcome of these actions, assuming the continued existence of the Agreement and guaranty, the performance of SDA and SDK of their respective responsibilities thereunder, and the absence of punitive damage awards, management of the Company, after consultation with counsel, believes that the Company will not be required to make any material payments in connection with the resolution of the remaining L-Tryptophan actions and claims. No provision has been made in the financial statements for any loss that may result to the Company as a result of these actions.

     On June 24, 1996, an action was commenced against the Company in the Court of Chancery of the State of Delaware entitled LaValla v. Thomas H. Lee et al., Civil Action No. 15080. Plaintiff asserts that the Company is liable for a violation of Section 11 of the Securities Act of 1933, arising out of allegedly false and misleading statements in the Prospectus and Registration Statement for a public offering of common stock of the Company which took place on February 7, 1996. Plaintiff also alleges that two directors and shareholders of the Company, Thomas H. Lee (a director at the time of the offering) and Thomas R. Shepherd, are liable for a violation of Section 11 of the Securities Act of 1933, arising out of the same allegedly false and misleading statements in the Prospectus and Registration Statement. Plaintiff seeks certification of the action as a class action, purportedly on behalf of all persons other than defendants who purchased shares of the Company's common stock during the public offering. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously. The LaValla case has been stayed in court pending resolution of the Klein case summarized below.

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

                       GENERAL NUTRITION COMPANIES, INC.

class period from February 7 through May 28, 1996. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously.

     The Company is presently engaged in various other legal actions and governmental proceedings, and, although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings when taking into consideration the Company's product liability coverage, will not have a material adverse impact on its financial position, results of operations or liquidity.

     The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage the Company currently has a $1 million self-insured retention per occurrence and aggregate followed by a primary products liability policy of $1 million per occurrence and aggregate, followed by an additional $2 million self-insured retention per occurrence and aggregate, and an additional $80 million of umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities.

NOTE 14. BUSINESS COMBINATIONS

     On August 17, 1996, the Company and its subsidiaries, General Nutrition, Incorporated and NF Acquisition Corporation entered into an Agreement and Plan of Merger with Nature's Fresh Northwest, Inc., a 6 store natural gourmet food grocery chain located in the Portland, Oregon area. The Company purchased 100% of the outstanding common stock of Nature's Fresh Northwest, Inc. for a combination of cash and the Company's common stock totaling $17 million. The Company acquired $7.2 million in assets and assumed $7.0 million in liabilities in connection with the merger. The Company has accounted for this acquisition utilizing the purchase method of accounting, resulting in the recognition of $16.9 million of goodwill. The operations of Nature's Fresh Northwest are immaterial to the Company.

     On November 6, 1995, the Company and its subsidiaries, General Nutrition Investment Company and GNC (U.K.) Holding Company, entered into an agreement with the United Kingdom based Health and Diet Group Limited, pursuant to which the Acquisition Subsidiary purchased 100% of the outstanding common stock of Health and Diet Group Limited for a combination of cash and the Company's common stock totaling $7.1 million. The Company has accounted for this acquisition utilizing the purchase method of accounting, resulting in the recognition of $5.0 million of goodwill. The operations of Health and Diet are immaterial to the Company.

     On July 25, 1994, the Company and its subsidiaries, General Nutrition Corporation and GN Acquisition Corp., entered into an Agreement and Plan of Merger with Nature Food Centres, Inc. ("NFC"), pursuant to which the Merger Subsidiary purchased all of the outstanding common stock for $12 net per share in cash or a total of approximately $61 million. In conjunction with the acquisition, $42.2 million in assets were acquired and $38.6 million in liabilities were assumed. NFC was a leading regional specialty retailer of nutritional supplements, natural food and personal care products. Approximately 90% of the outstanding common stock of NFC was purchased on August 26, 1994. The remaining stock was purchased through a merger which occurred on September 20, 1994. The Company accounted for this acquisition utilizing the purchase accounting method.

     Additionally, in 1994, 1995 and 1996 the Company acquired 26, 81 and 68 stores, respectively, through purchases from independent store owners and Company franchisees. These acquisitions are accounted for utilizing the purchase accounting method. As a result of these transactions, goodwill of $3.9 million, $7.9 million and $8.1 million in 1994, 1995 and 1996, respectively, was recognized in the consolidated financial statements.

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 15. SEGMENT INFORMATION

     The following table represents key financial information of the Company's business segments; Retail, Franchising, and Manufacturing and should be read in conjunction with Part I, Item 1, Business.

                                                                           1994         1995        1996
                                                                         ---------    --------    --------
                                                                                  (IN THOUSANDS)
RETAIL
Net revenue...........................................................   $ 512,591    $652,185    $726,758
Operating earnings....................................................      76,627     104,495      18,816
Depreciation/amortization.............................................      22,005      28,417      33,924
Identifiable assets...................................................     511,607     538,847     584,979
Capital expenditures..................................................      49,192      46,215      59,699
MANUFACTURING
Net revenue:
  Intersegment sales..................................................      87,756     130,375     163,924
  Third-party sales...................................................      57,316      46,146      75,791
Operating earnings....................................................      23,579      28,062      37,716
Depreciation/amortization.............................................       2,024       2,782       3,631
Identifiable assets...................................................      51,146      66,037      89,154
Capital expenditures..................................................       6,471      11,618      13,058
FRANCHISING
Net revenue...........................................................     103,008     147,621     188,296
Operating earnings....................................................      17,117      28,281      40,714
Depreciation..........................................................          98         177         201
Identifiable assets...................................................      52,751      63,767      86,674
Capital expenditures..................................................         485          90         561
CORPORATE/OTHER
Net revenue...........................................................          30          --          --
Operating expense.....................................................     (19,573)    (23,722)    (36,899)
Depreciation/amortization.............................................         723         820       2,777
Identifiable assets...................................................      11,067      14,200      18,548
Capital expenditures..................................................         487       1,385       1,942
CONSOLIDATED
Net revenue...........................................................     672,945     845,952     990,845
Operating earnings....................................................      97,750     137,116      60,347
Interest net..........................................................      19,669      20,076      17,341
Income before income taxes............................................      78,081     117,040      43,006
Income taxes..........................................................      32,337      47,894      39,071
Extraordinary loss from early retirement of debt (net of taxes).......       8,550          --          --
Net earnings..........................................................      37,194      69,146       3,935
Identifiable assets...................................................     626,571     682,851     779,355
Depreciation/amortization.............................................      24,850      32,196      40,533
Capital expenditures..................................................      56,635      59,308      75,260

---------

(a) Retail operating income includes expenses for amortization of goodwill of $8.0 million in 1994, $8.5 million in 1995, and $9.4 million in 1996. Retail identifiable assets includes goodwill, net of accumulated amortization, of $294.0 million in 1994, $290.5 million in 1995 and $258.9 million in 1996.
    Retail capital expenditures includes $18.1 million in assets added for the NFC acquisition in 1994, $1.1 million in assets added for the acquisition of Health and Diet Group Limited in 1995, and $4.4 million in assets added for the acquisition of Nature's Fresh Northwest, Inc. in 1996.

(b) Intersegment sales are made at established transfer prices.

(c) 1996 operating earnings include $80.2 million of restructuring charges, of which $79.5 million is recorded in Retail, $497,000 in Manufacturing, and $280,000 in Corporate/Other.

(d) Included in Corporate/Other operating earnings in 1994, 1995, and 1996 is $675,000, $1.6 million, and $11.8 million, respectively, of non-cash compensation expense charges.

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 16. QUARTERLY FINANCIAL DATA

     Unaudited quarterly financial information is as follows:

                                                    QUARTER ENDED
                                ------------------------------------------------------     YEAR ENDED
                                APRIL 27,     JULY 20,     OCTOBER 12,     FEBRUARY 1,     FEBRUARY 1,
            1996(A)               1996          1996          1996            1997            1997
                                ---------     --------     -----------     -----------     ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net revenue.............    $ 230,167     $217,750      $ 226,622       $ 316,306       $990,845
    Gross profit............       88,835       81,098         86,899         119,138        375,970
    Net earnings............       20,178      (51,879)        17,870          17,766          3,935
    Per share of common
      stock:
      Primary net
         earnings...........         0.22        (0.60)          0.21            0.21           0.05
      Fully diluted net
         earnings...........         0.22        (0.60)          0.21            0.21           0.05

                                                     QUARTER ENDED
                                -------------------------------------------------------     YEAR ENDED
                                APRIL 29,     JULY 22,     OCTOBER 14,     FEBRUARY 3,      FEBRUARY 3,
            1995(A)               1995          1995          1995             1996            1996
                                ---------     --------     -----------     ------------     ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net revenue.............    $ 192,002      194,410        193,546         265,994         845,952
    Gross profit............       75,943       75,545         75,196          99,848         326,532
    Net earnings............       15,101       15,147         15,889          23,009          69,146
    Per share of common
      stock:
      Primary net
         earnings...........         0.19         0.19           0.18            0.25            0.81
      Fully diluted net
         earnings...........         0.18         0.18           0.18            0.25            0.78

---------

(a) Each of the Company's first 3 quarters consists of 12 weeks operating results. The fourth quarter consists of 16 weeks.

NOTE 17. STOCK-BASED COMPENSATION PLANS

     The Company sponsors multiple stock-based compensation plans including both stock option and stock purchase plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described in Note 1 for awards in 1995 and 1996, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           YEAR ENDED
                                                             --------------------------------------
                                                             FEBRUARY 3,                FEBRUARY 1,
                                                                1996                       1997
                                                             -----------                -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Net Income......................     As reported           $69,146                   $   3,935
                                         Pro forma              65,700                     (11,528)
    Primary earnings per share......     As reported           $  0.81                   $    0.05
                                         Pro forma                0.77                       (0.14)
    Fully diluted earnings per
      share.........................     As reported           $  0.78                   $    0.05
                                         Pro forma                0.73                       (0.14)

     For options granted after February 4, 1995, the fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for the fiscal years ended February 3, 1996 and February 1, 1997: expected volatility of 52% in 1995 and 53% in 1996;

                       GENERAL NUTRITION COMPANIES, INC.

no dividend yield in both years; expected life in years from 1 to 5 years in 1995 and 1 to 6 years in 1996; and risk-free interest rates of 5.5% in 1995 and 6% in 1996.

     The Company recorded compensation expense of $675,000, $1.6 million and $7.5 million related to its fixed and performance-based stock option plans for years ended February 4, 1995, February 3, 1996, and February 1, 1997, respectively.

     All of the Company's Stock Option Plans are administered by the Compensation Committee of the Company's Board of Directors.

STOCK OPTION PLANS

FIXED STOCK OPTION PLANS

     The Company has seven fixed stock option plans covering officers and key employees, and non-employee directors. A summary of each plan at February 1, 1997 is as follows:

                                                             RANGE OF
                              SHARES          MAXIMUM        EXERCISE           SHARES
                            AUTHORIZED      OPTION LIFE       PRICES         OUTSTANDING        VESTING PROVISIONS
                          --------------    -----------    -------------    --------------    ----------------------
                          (IN THOUSANDS)    (IN YEARS)                      (IN THOUSANDS)
EMPLOYEE PLANS:
1989...................        2,173             10        $1.25 - $ 2.50          164        100% at grant
1991...................        1,600             10            1.25                602        100% at grant
1992...................          400             10        6.53 -  15.50           346        5 years, 20% per year
1993...................        1,600             10        10.84 -  21.16        1,334        4 years, daily basis
1995...................        2,000             10        11.88 -  25.38        1,653        100% at grant date
                                                           15.50 -  19.50           75        4 years, daily basis
1996...................        2,500             10        15.50 -  18.60        1,491        4 years, daily basis
NON-EMPLOYEE PLANS:
1994-directors.........          100             10        11.47 -  22.75           80        4 years, 25% per year

     A summary of the status of the Company's fixed stock option plans for the years ended February 4, 1995, February 3, 1996 and February 1, 1997 is as follows:

                                          1994                            1995                            1996
                              -----------------------------   -----------------------------   -----------------------------
                                                WEIGHTED                        WEIGHTED                        WEIGHTED
                                                AVERAGE                         AVERAGE                         AVERAGE
                                             EXERCISE PRICE                  EXERCISE PRICE                  EXERCISE PRICE
     FIXED STOCK OPTIONS          SHARES       PER SHARE          SHARES       PER SHARE          SHARES       PER SHARE
-------------------------------------------- --------------   -------------- --------------   -------------- --------------
                              (IN THOUSANDS)                  (IN THOUSANDS)                  (IN THOUSANDS)
Outstanding at beginning of
  year........................      4,789        $ 5.12            3,952         $ 6.15            4,774         $ 9.30
Granted.......................        243          7.76            1,898          12.73            1,715          16.36
Exercised.....................       (920)         1.30           (1,032)          2.88             (743)          6.05
Forfeited.....................       (160)         5.43              (44)          6.70               (1)          2.50
                                   -----                           -----                           -----
Outstanding at end of year....      3,952        $ 6.15            4,774         $ 9.30            5,745         $11.71
                                   =====                           =====                           =====
Options exercisable at year
  end.........................      2,626                          3,957                           3,840
                                   =====                           =====                           =====
Weighted average fair value of
options granted during the
year:
  Exercise price = Grant date
    fair value................                                    $ 3.09                          $ 8.17
  Exercise price < Grant date
    fair value................                                    $19.97                          $10.42
  Exercise price > Grant date
    fair value................                                    $   --                          $ 8.81

                       GENERAL NUTRITION COMPANIES, INC.

     The following table summarizes information regarding the Company's fixed stock options outstanding at February 1, 1997:

                                    OUTSTANDING OPTIONS                           OPTIONS EXERCISABLE
                    ----------------------------------------------------    --------------------------------
                                          WEIGHTED           WEIGHTED                            WEIGHTED
                                          AVERAGE            AVERAGE                             AVERAGE
    RANGE OF            NUMBER           REMAINING        EXERCISE PRICE        NUMBER        EXERCISE PRICE
 EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE      PER SHARE        EXERCISABLE        PER SHARE
-----------------   --------------    ----------------    --------------    --------------    --------------
                    (IN THOUSANDS)       (IN YEARS)                         (IN THOUSANDS)
                $
 $ 1.25 - 2.50...          766              5.78              $ 1.25               766            $ 1.25
   6.53 - 10.84..        1,550              6.58               10.71             1,194             10.76
  11.44 - 13.62..        1,623              8.01               11.96             1,560             11.93
  15.00 - 16.88..        1,242              9.57               15.55               130             15.50
  18.60 - 19.50..          453              9.59               18.82               104             19.30
  21.16 - 25.38..          111              8.69               22.36                86             22.33
   1.25 - 25.38..        5,745              7.80              $11.71             3,840            $ 9.99

PERFORMANCE-BASED STOCK OPTION PLANS

     The Company currently has two performance-based plans covering both employees and non-employees.

     Under the 1996 Stock Option Plan, the Company is authorized to grant stock options to selected officers and key employees. Options vest at the rate of 25% per year over a four year period commencing on the date of grant, provided that the market price per share of the Company's common stock achieves specified levels of appreciation during such four year period. Under the plan, such appreciation must equal or exceed 20% in each year commencing with the date of grant of each option. No more than 25% of the shares available for issuance can vest in any one year. If in a given year the market price per share of the Company's common stock fails to achieve the specified level, the shares which fail to vest in that year may vest in a subsequent year within such four year period commencing on the date of grant, assuming that the market price per share of common stock achieves in such subsequent year the level which was not met in a previous year. If an option whose vesting is dependent upon the achievement of specified levels of stock price appreciation has not been fully vested by the close of the four year period commencing on the date of grant, such option shall be exercisable for a thirty day period commencing with the close of such four year period and thereafter shall terminate to the extent not exercised.

     A summary of the Company's performance-based stock option plans is as follows:

                                        SHARES          MAXIMUM         RANGE OF            SHARES
                                      AUTHORIZED      OPTION LIFE    EXERCISE PRICES     OUTSTANDING
                                    --------------    -----------    ---------------    --------------
                                    (IN THOUSANDS)    (IN YEARS)                        (IN THOUSANDS)
Plans:
1996.............................        2,500             10        $15.50 - $18.60         1,491
Other............................          125              5                  16.88           125

                       GENERAL NUTRITION COMPANIES, INC.

     A summary of the status of the Company's performance stock option plans as of February 1, 1997 is presented below:

                                                                               1996
                                                                 --------------------------------
                                                                                      WEIGHTED
                                                                                      AVERAGE
               PERFORMANCE-BASED STOCK OPTIONS                       SHARES        EXERCISE PRICE
--------------------------------------------------------------   --------------    --------------
                                                                 (IN THOUSANDS)
Outstanding at beginning of year..............................           --            $   --
Granted.......................................................        1,616             16.28
Exercised.....................................................           --                --
Forfeited.....................................................           --                --
                                                                      -----
Outstanding at end of year                                            1,616            $16.28
                                                                      =====
Weighted average fair value of options granted during the
  year:
  Exercise price < Grant date fair value......................       $10.74
  Exercise price > Grant date fair value......................       $ 9.84

                                 OUTSTANDING OPTIONS
                    ----------------------------------------------         OPTIONS EXERCISABLE
                                          WEIGHTED        WEIGHTED    ------------------------------
                                          AVERAGE         AVERAGE                        WEIGHTED
RANGE OF EXERCISE       NUMBER           REMAINING        EXERCISE       NUMBER          AVERAGE
PRICES               OUTSTANDING      CONTRACTUAL LIFE     PRICE      EXERCISABLE     EXERCISE PRICE
-----------------   --------------    ----------------    --------    ------------    --------------
                    (IN THOUSANDS)       (IN YEARS)                  (IN THOUSANDS)
 $15.50 -  $15.50        1,105              9.55           $15.50          276            $15.50
            16.88          180              6.46            16.88           --                --
            18.60          331              9.78            18.60           --                --
  15.50 -   18.60        1,616              9.26           $16.29          276            $15.50

STOCK PURCHASE PLANS

EMPLOYEE STOCK PURCHASE PLAN

     The Company sponsors an Employee Stock Purchase Plan (ESPP) under which it is authorized to issue up to 2.0 million shares of common stock to all employees with a minimum of three months of service. The ESPP allows eligible employees to contribute through payroll deductions up to 10% of their annual salary toward stock purchases. Stock purchases are made monthly on the first day of each month at 90% of the closing price from the previous day.

1996 MANAGEMENT STOCK PURCHASE PLAN

     On October 25, 1996, the Company's shareholders approved the adoption of the Company's 1996 Long Term Incentive Program which included the 1996 Management and Director Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, the Company has established a minimum stockholding requirement for members of senior management. In order to participate in the Stock Purchase Plan, all officers of the Company must own Company stock with a market value equal to at least one times their annual salary, or 50% for other non-officer participants.

     Participants are permitted to purchase shares of the Company's common stock at a price equal to 80% of the average market price of the common stock during certain specified periods. The Company recognizes compensation expense in the periods in which shares are purchased under the Stock Purchase Plan in the amount by which the fair market value per share of the Company's common stock at the time of such purchase exceeds the exercise price per share under the plan. The maximum number of shares which

                       GENERAL NUTRITION COMPANIES, INC.

participants are permitted to purchase under the Plan is twice their annual compensation or director fees. Non-officer participants may participate to one times their annual compensation. The Company may extend loans to participants for up to 50% of the amount necessary to purchase the shares under the Plan and the applicable withholding tax, provided that no participant shall borrow more than an amount equal to such participant's annual base salary. Any such loans bear interest at 6% per annum and are secured by the common stock purchased by the participant. The Company will forgive the loan in the event the market price of the Company's common stock appreciates by at least 25% or more over the base market price of the common stock in each of the four years commencing from the date of grant of such loan. The Company will record compensation expense for the amount of loans forgiven in each fiscal year in which stock appreciation hurdles are attained. To the extent that such loans are not forgiven, they are required to be repaid at the earlier of termination of employment or expiration of the four year period.

     Under the Stock Purchase Plan, a total of 1.0 million shares have been reserved for issuance. As of February 1, 1997, 535,028 shares were purchased under the Stock Purchase Plan for approximately $6.7 million, 80% of the average market price of the common stock. At February 1, 1997, outstanding Company loans made in connection with the plan were $3.3 million. The Company recorded $3.4 million in compensation expense for the year ended February 1, 1997 in connection with the discount from the market price of the common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy statement for its Annual Meeting of Stockholders to be held June 26, 1997 and by reference to Part I of this Annual Report on Form 10-K.

     There is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 26, 1997, the information with the respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934.

     Information concerning the executive officers of the Company, who are elected by the board of directors and serve at their discretion, is as follows:

         NAME               AGE                               TITLE
-----------------------     ----     --------------------------------------------------------
Jerry D. Horn                59      Chairman of the Board and Director
William E. Watts             44      President, Chief Executive Officer, and Director
Louis Mancini                51      President of General Nutrition Corporation
Edwin J. Kozlowski           48      Executive Vice President, Chief Financial Officer &
                                     Treasurer
John A. DiCecco              44      Senior Vice President-Logistics/Manufacturing of GNI
James M. Sander              40      Vice President-Law, Chief Legal Officer and Secretary
Curtis J. Larrimer           41      Vice President-Controller
David R. Heilman             44      Vice President-Strategic Planning & Corp. Development
Gregory T. Horn              31      Chief Marketing Officer of GNCI, Senior Vice President
                                     of General Nutrition Corporation
Thomas R. Shepherd           67      Director
W. Harrison Wellford         56      Director
Ronald L. Rossetti           53      Director
David Lucas                  49      Director

     Mr. Jerry Horn has served as Chairman of the Board of GNCI since October 1991, and as Chairman of the Board of GNI since November 1985. Mr. Horn served as Chief Executive Officer of GNI from May 1985 to December 1990 and also served as President of GNI from May 1985 to September 1988. Mr. Horn is also a director of CT Farm & Country, Inc., Cinnabon Inc. From April 1983, Mr. Horn was President and from April 1994 to May 1995, he was Chief Executive Officer of Thousand Trails, Inc. From September 1979 to April 1983, he was President and Chief Executive Officer of Recreational Equipment, Inc.

     Mr. Watts has served as a director of GNCI since October 1991, and as a director of GNI since January 1986. Mr. Watts has served as President and Chief Executive Officer of GNCI since October 1991, as President of GNI since September 1988 and as Chief Executive Officer of GNI since December 1990. He served as Senior Vice President of GNI from January 1988 to September 1988 and previously he served as Senior Vice President-Retailing of GNI between August 1985 and January 1988. Mr. Watts was Vice President-Retail Operations of GNC from February 1984 to August 1985 and prior thereto served as Director of Retail Operations.

     Mr. Mancini has served as President of GNC since February 1996. He served as Senior Vice President and General Manager of GNC from September 1988 to February 1996. He served as Divisional Vice President of GNC from October 1986 to September 1988, as Division Manager of GNC from June 1985 to October 1986, and as Regional Sales Manager of GNC from July 1984 to June 1985. Prior to July 1984, Mr. Mancini had served in various positions with GNC.

     Mr. Kozlowski became Executive Vice President of GNCI and GNI in February 1996 and he served as Chief Financial Officer and Treasurer since October 1991. He became Chief Financial Officer of both

Companies in February 1990 and has served as Senior Vice President of both Companies since August 1991 and served as Controller of GNI from February 1987 until February 1993 and as Treasurer of GNI since October 1989 and as Vice President since June 1989. He served as Assistant Controller from April 1985 to February 1987. Prior to April 1985, Mr. Kozlowski was Director of Accounting, Budgets and Taxes of GNI.

     Mr. DiCecco became Senior Vice President of Logistics/Manufacturing of GNI in October 1990. He served as Vice President of Distribution and Procurement of GNC from February 1988 to September 1990, and as Director of Distribution of GNI from July 1985 to January 1988, and as Manager of Distribution from July 1981 to June 1985. Mr. DiCecco joined GNI in October 1978 as an Industrial Engineer.

     Mr. Sander became Vice President-Law, Chief Legal Officer and Secretary of GNCI and its subsidiaries in February 1993. Mr. Sander began his employment with GNI in October 1988 as Assistant General Counsel and became Assistant Secretary in June 1989. From December 1985 to October 1988, Mr. Sander was Assistant Vice President and Counsel of Equimark Corporation, a bank holding Company. From October 1983 until December 1985, Mr. Sander was an attorney with the law firm Meyer Unkovic & Scott.

     Mr. Larrimer became Vice President-Controller of the Company in February 1995. Mr. Larrimer began his employment with GNI in the Budgets and Tax Department in 1980 and has held various positions of increasing responsibility within the Company including Controller of the Manufacturing and Retail divisions and Assistant Corporate Controller.

     Mr. Heilman joined the Company in December 1994 and became the Vice President of Strategic Planning and Corporate Development of the Company in February 1995. Prior to joining the Company, Mr. Heilman was a consultant with the Meridian Group, a private investment banking concern. From January 1990 to December 1993, Mr. Heilman served as the President of First Westinghouse Capital Corporation, a subsidiary of Westinghouse Financial Services. Prior to 1990 he served as a Vice President for Westinghouse in a variety of capacities.

     Mr. Gregory Horn became Chief Marketing Officer in January 1997 and has served as Senior Vice President-Retail Sales and Marketing of GNC since February, 1996. He served as Vice President-Retail Sales of GNC from February, 1995 to February 1996 and was previously Divisional Vice President of GNC from April, 1994 to February 1995. Mr. Horn joined GNC in June 1991 and served in various positions with GNC.

     Mr. Shepherd has served as a director of the Company since October 1991, and as a director of GNI since October 1989. He has been engaged as a consultant to Thomas H. Lee Company since 1986 and is currently a Managing Director. He is also a Director of Duro-Test Corporation, Health o meter Products, Inc., Anchor Advanced Products, Inc., Sneaker Stadium, Inc., Computer Assisted Marketing, Inc., and PNC New England. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II. Previously Mr. Shepherd was Chairman of Amerace Corporation from 1986 to 1988. He was Executive Vice President of GTE (Sylvania) Lighting Products Group from 1983 to 1986, President of North American Phillips Commercial Electronics Corporation from 1981 to 1983 and Senior Vice President and General Manager of GTE (Sylvania) Entertainment Products Group from 1979 to 1981.

     Mr. Wellford has served as a director of the Company and GNI since January 1994. Since November 1991, Mr. Wellford has been a partner in the Washington, D.C. office of the law firm of Latham & Watkins where he is chair of the firm's International Practice Group. He is a Director of Sithe Energies, USA and is a Founder of the National Independent Energy Producers. He serves as Corporate Secretary and General Counsel to the Western N's Enterprise Fund and is Vice-Chairman of the Friends of Art in Embassies. Mr. Wellford was a partner at the law firm of Olwine, Chase, O'Donnell & Weyher from 1989 through 1991; and prior to that time period, he was a partner at the law firm of Wellford, Wegman and Hoff from 1981 through 1988. In addition, Mr. Wellford was Executive Director of the White House--Office of Management and Budget and Executive Director of the President's Reorganization Project from 1977 to 1981. Mr. Wellford also served as a White House transition advisor to Presidents-elect Carter and Clinton.

     Mr. Rossetti has served as a director of the Company and of GNI since September 1994. He is currently a private investor and a consultant regarding emerging growth companies. From 1976 through September 1994,

Mr. Rossetti was President, Chief Executive Officer and a director of Nature Food Centres, Inc., which was acquired by the Company in 1994.

     Mr. Lucas has served as a director of the Company and GNI since July 1996. Mr. Lucas received a B.S. in Industrial Management at Purdue University in 1969. He also received an MBA in Marketing from Harvard Business School in 1971. In 1983 to 1984 he was employed as President for Margos in Dallas, TX. Mr. Lucas has been employed by Bonita Bay Properties, Inc., since 1984 and currently holds a position as Chairman.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 26, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Stock by Directors, Nominees for Directors, Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 26, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 26, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:
       Independent Auditors' Report
       Consolidated Balance Sheets for the years ended February 3, 1996 and February 1, 1997
       Consolidated Statements of Operations for fiscal years ended February 4,
       1995, February 3, 1996 and   February 1, 1997
       Consolidated Statements of Shareholders' Equity for years ended February
       4, 1995, February 3, 1996   and February 1, 1997
       Consolidated Statements of Cash Flows for years ended February 4, 1995,
       February 3, 1996 and   February 1, 1997
       Notes to Consolidated Financial Statements
       Supplementary Financial Data:
       Selected Quarterly Financial Data (unaudited) for the fiscal years ended February 1, 1997 and
        February 3, 1996.

       All Schedules are omitted because they are not applicable or the required information is included herein.

(b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report. (c) Listing of Exhibits

EXHIBIT
NUMBER
------
  3.1     Articles of Incorporation of General Nutrition, Incorporated, as amended.
          (Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 1, 1992,
          File No. 1-8055.)
  3.2     By-laws of General Nutrition, Incorporated, as amended. (Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of General Nutrition,
          Incorporated for the fiscal year ended February 3, 1990, File No. 1-8055.)
  3.3     Articles of Incorporation of General Nutrition Corporation, as amended.
          (Incorporated herein by reference to Exhibit 3.5 to the General Nutrition,
          Incorporated, General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) and
          subsidiaries of General Nutrition, Incorporated Registration Statement on Form
          S-1, Registration No. 33-31892.)
  3.4     By-laws of General Nutrition Corporation, as amended. (Incorporated herein by reference to Exhibit 3.6 to the General Nutrition, Incorporated, General Nutrition
          Companies, Inc. (f/k/a Lee-GN Holding Corp.) and subsidiaries of General
          Nutrition, Incorporated Registration Statement on Form S-1, Registration No.
          33-31892.)
  3.5     Restated Certificate of Incorporation of General Nutrition Companies, Inc. (f/k/a
          Lee-GN Holding Corp.), filed with the Secretary of the State of Delaware on
          October 12, 1995. (Incorporated herein by reference to Exhibit 3.1 to the General
          Nutrition Companies, Inc. Registration Statement on Form S-3, Registration
          Statement 333-534.)
  3.6     By-laws of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.),
          (Incorporated herein by reference to Exhibit 3.13 to the General Nutrition
          Companies, Inc. Registration Statement on Form S-1, Registration No. 33-43218.)
  4.1     Specimen certificate for shares of common stock. (Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of General Nutrition,
          Incorporated for the fiscal year ended February 6, 1993.)

EXHIBIT
NUMBER
------
 10.3     Employment Agreement between General Nutrition, Incorporated and Jerry D. Horn, as
          amended. (Incorporated herein by reference to Exhibit 10.3 to the Annual Report on
          Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6,
          1993.)
 10.4     Employment Agreement between General Nutrition, Incorporated and William E. Watts.
          (Incorporated herein by reference to Exhibit 10.9 to the General Nutrition,
          Incorporated and Lee-GN Acquisition Corp. Registration Statement on Form S-4,
          Registration No. 33-30223.)
10.12     Amended and Restated Standard Indemnity Agreement dated September 24, 1992 between
          General Nutrition, Inc. and all its subsidiaries and Showa Denko America, Inc.
          (Incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form
          10-K of General Nutrition, Incorporated for the fiscal year ended February 6,
          1993.)
10.13     Stockholders Agreement Amendment, Consent and Waiver, effective November 25, 1991, to the General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) Stockholders
          Agreement, as amended. (Incorporated herein by reference to Exhibit 10.45 to the
          General Nutrition Companies, Inc. Registration Statement on Form S-1, Registration
          No. 33-43218.)
10.15     Form of General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) 1991 Stock
          Option Plan. (Incorporated herein by reference to Exhibit 10.47 to the General
          Nutrition Companies, Inc. Registration Statement on Form S-1, Registration No.
          33-43218.)
10.17     General Nutrition Companies, Inc. (f/k/a Lee-GN Holding Corp.) Amended and
          Restated 1992 Stock Option Plan. (Incorporated herein by reference to Exhibit
          10.17 to the Annual Report and Form 10-K of General Nutrition Companies, Inc. for
          the fiscal year ended February 5, 1994.)
*10.18    Fourth Amended and Restated Credit Agreement dated as of March 31, 1997 among
          General Nutrition, Incorporated and General Nutrition Corporation, as Borrowers,
          Banque Nationale de Paris, New York Branch as Administrative Agent and
          Documentation Agent, PNC Bank, National Association and ABNAMRO Bank N.V., as
          Syndication Agents, and the Banks named therein.
10.21     Amendment Number 5 to the Employment Agreement between General Nutrition,
          Incorporated and Jerry D. Horn, as amended. (Incorporated herein by reference to
          Exhibit 10.21 to the Annual Report and Form 10-K of General Nutrition Companies,
          Inc. for the fiscal year ended February 5, 1994.)
10.22     Amendment Number 4 and Amendment Number 5 to the Employment Agreement between
          General Nutrition, Incorporated and William E. Watts, as amended. (Incorporated herein by reference to Exhibit 10.22 to the Annual Report and Form 10-K of General
          Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)
10.23     Form of General Nutrition Companies, Inc. 1989 Stock Option Plan. (Incorporated by
          reference to Exhibit 4A to the General Nutrition Companies, Inc. Registration
          Statement on Form S-8, Registration No. 33-58096.)
10.24     Form of General Nutrition Companies, Inc. 1993 Stock Option Plan. (Incorporated
          herein by reference to Exhibit 10.24 to the Annual Report and Form 10-K of General
          Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)
10.25     Form of General Nutrition Companies, Inc. 1993 Employee Stock Purchase Plan.
          (Incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form
          10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5,
          1994.)
10.26     Form of General Nutrition Companies, Inc. 1994 Stock Option Plan for Non-employee
          Directors. (Incorporated herein by reference to Exhibit 10.26 to the Annual Report and Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended
          February 4, 1994.)

EXHIBIT
NUMBER
------
10.27     Amendment Number 6 to the Employment Agreement between General Nutrition,
          Incorporated and William E. Watts, as amended. (Incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K of General Nutrition Companies,
          Inc. for the fiscal year ended February 4, 1995.)
10.28     Form of General Nutrition Companies, Inc. 1995 Stock Option Plan. (Incorporated
          herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of General
          Nutrition Companies, Inc. for the fiscal year ended February 4, 1995.)
10.29     Amendment Number 7 to the Employment Agreement between General Nutrition,
          Incorporated and William E. Watts, as amended. (Incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Nutrition Companies,
          Inc. for the fiscal year ended February 3, 1996.
*10.30    Amendment Number 8 to the Employment Agreement between General Nutrition,
          Incorporated and William E. Watts, as amended.
*10.31    Amendment Number 6 to the to the Employment Agreement between General Nutrition,
          Incorporated and Jerry D. Horn, as amended.
10.32     Form of General Nutrition Companies, Inc. 1996 Management and Director Stock
          Option Plan (Incorporated herein by reference to Exhibit 4B to the General
          Nutrition Companies, Inc. Registration Statement of Form S-8, Registration No.
          333-21397).
10.33     Form of General Nutrition Companies, Inc. 1996 Management and Director Stock
          Purchase Plan (Incorporated herein by reference to Exhibit 4A to the General
          Nutrition Companies, Inc. Registration Statement on Form S-8, Registration No.
          333-21397).
*11.1     Computation of Net Earnings Per Share.
*21.1     Subsidiaries of General Nutrition Companies, Inc.
  *23     Consent of Deloitte & Touche LLP.
  *27     Financial Data Schedule.

---------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENERAL NUTRITION COMPANIES, INC.
                                                        (Registrant)

May 1, 1997
                                            By:  /s/ WILLIAM E. WATTS
                                            ------------------------------------
                                                       William E. Watts
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                                   TITLE                            DATE
------------------------------     ----------------------------------------     ---------------

/s/ JERRY D. HORN                  Chairman of the Board                            May 1, 1997
------------------------------
Jerry D. Horn

/s/ WILLIAM E. WATTS               Director, President and Chief Executive          May 1, 1997
------------------------------     Officer
William E. Watts

/s/ DAVID LUCAS                    Director                                         May 1, 1997
------------------------------
David Lucas

                                   Director
------------------------------
Ronald L. Rossetti

/s/ THOMAS R. SHEPHERD             Director                                         May 1, 1997
------------------------------
Thomas R. Shepherd

/s/ W. HARRISON WELLFORD           Director                                         May 1, 1997
------------------------------
W. Harrison Wellford

/s/ EDWIN J. KOZLOWSKI             Executive Vice President, Chief                  May 1, 1997
------------------------------     Financial Officer, and Principal
Edwin J. Kozlowski                 Accounting Officer