Form 10-K/A
period 1997-02-01
GENERAL NUTRITION COMPANIES INC
filed 1997-05-06
CIK 880120

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

                                 COMPANY GROWTH


                                            1992         1993         1994         1995         1996
                                          --------     --------     --------     --------     --------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
NET REVENUE...........................    $453,527     $546,253     $672,945     $845,952     $990,845
Operating earnings....................      43,392       75,766       97,750      137,116       60,347
Earnings per share....................       (0.06)        0.30         0.44         0.78         0.05
OPERATING EARNINGS AS ADJUSTED*.......      50,169       75,826       98,425      138,699      152,413
EARNINGS PER SHARE AS ADJUSTED*.......        0.01         0.36         0.54         0.79         0.95
NUMBER OF STORES......................       1,216        1,553        2,115        2,543        3,047
COMPARABLE STORE SALES GROWTH
  (GNC STORES)........................       12.6%        12.5%         5.8%        10.3%         0.3%


---------

* Operating earnings and earnings per share has been adjusted for comparative purposes for non-cash compensation expenses, extraordinary items, restructuring, and non-recurring charges in all years presented.


     Unit Growth. Since 1992, the Company has opened or acquired in the United States 1,684 new GNC stores, net of closings, of which 786 are company-owned and 898 are franchised locations. The Company's initial growth was through company-owned stores located primarily in regional malls. Beginning in late 1992 the Company broadened its location selections to include strip shopping centers and secondary malls as well as regional malls. The Company's franchise program has also enabled the Company's expansion into secondary locations as well as into international markets. In 1996, the Company opened 479 new domestic GNC stores, of which 229 are company-owned and 250 are franchised. In 1996, the Company opened 10 General Nutrition Centres in Canada, 9 in the United Kingdom and has a controlling interest in 1 store in New Zealand. Additionally, 22 franchise stores opened in various international markets. Additional store growth is expected in 1997 as the Company continues its store expansion program for company-owned and franchised locations. In Franchising, at February 1, 1997, there were 218 domestic and 1 international franchises awarded that had not yet opened and development agreements to open 41 and 373 franchise stores in domestic and international markets, respectively.

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

           WEIGHTED AVERAGE SALES PER STORE AND SALES PER SQUARE FOOT

                              (SALES IN THOUSANDS)


                                                1993                                  1994
                                 ----------------------------------    ----------------------------------
                                            SALES PER      NUMBER                 SALES PER      NUMBER
            STORES               SALES     SQUARE FOOT    OF STORES    SALES     SQUARE FOOT    OF STORES
------------------------------   ------    -----------    ---------    ------    -----------    ---------
Traditional...................   $458.7       $279           887       $485.9       $296           861
Expansion.....................   $203.9       $134           142       $252.2       $169           449

                                                1995                                  1996
                                 ----------------------------------    ----------------------------------
                                            SALES PER      NUMBER                 SALES PER      NUMBER
            STORES               SALES     SQUARE FOOT    OF STORES    SALES     SQUARE FOOT    OF STORES
------------------------------   ------    -----------    ---------    ------    -----------    ---------
Traditional...................   $536.3       $327           851       $530.4       $324           836
Expansion.....................   $316.0       $210           618       $300.0       $199           878


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

MARKETING


     Trends. The Company's current marketing and store expansion efforts have resulted in approximately 13.0% share of the total retail supplement market, including the vitamins, minerals, herbs, and sports nutrition categories, compared with 9.7% in 1993.


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