Form 10-Q
period 1997-04-26
GENERAL NUTRITION COMPANIES INC
filed 1997-06-09
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-Q

(Mark One)

[  X  ]   Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the twelve weeks ended April 26, 1997.

                                    OR

[     ]   Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934


Commission file number 01-19592


                     GENERAL NUTRITION COMPANIES, INC.
          (Exact name of Registrant as specified in its charter)


     DELAWARE                                     4-3056351
     (state or other jurisdiction of              (I.R.S. Employer
     Incorporation or organization)               Identification No.)

     300 Sixth Avenue                             15222
     Pittsburgh, Pennsylvania                     (Zip Code)
     (Address of principal executive office)

     Registrant's telephone number, including area code:  (412)  288-4600


        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No

      As of May 24, 1997, the number of shares outstanding of the registrant's common stock was 80,230,426.



PART 1 - FINANCIAL INFORMATION,

ITEM 1.  FINANCIAL STATEMENTS


                  GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets
                         (in thousands, except share data)


                                        April 26,    February 1,
                                          1997         1997

                                       (unaudited)

ASSETS
Current Assets:
   Receivables                         $   63,893   $   58,711
   Inventories                            209,102      198,361
   Deferred taxes                          18,903       18,903
   Other current assets                    19,656       17,498

     Total current assets                 311,554      293,473

Property, plant and equipment, net        176,627      175,352
Other assets                               48,019       44,404
Deferred financing fees, net of
  accumulated amortization of
  $1,742 and $1,538                         4,614        3,066
Goodwill, net of accumulated
  amortization of $55,234 and $52,907     262,586      263,060


                                       $  803,400    $ 779,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                    $  102,490    $  79,958
   Accrued salaries, wages, vacations
     and related taxes                     18,544       17,198
   Accrued income taxes                    21,695        7,008
   Other current liabilities               54,196       54,637
   Long-term debt, current portion            971          984

     Total current liabilities            197,896      159,785

Long-term debt                            367,163      377,885
Deferred taxes on income                    1,460        1,462
Commitments and contingencies                 -            -

Shareholders' Equity:
   Common stock, $.01 par value:
     Authorized 200,000,000 shares,
     issued and outstanding,
     including shares in treasury,
     91,752,080 shares at April 26, 1997
     and 91,287,289 shares at
     February 1, 1997                         918          913



   Additional paid-in capital             326,027      319,297
   Stock options outstanding                8,916       10,917
   Subscriptions receivable                (3,379)      (3,295)
   Currency translation adjustment            244          483
   Accumulated earnings                    95,386       71,527


                                          428,112      399,842

   Treasury stock, at cost, 11,500,000
   shares at April 26, 1997 and
   10,000,000 shares at
   February 1, 1997                      (191,231)    (159,619)


                                          236,881      240,223


                                       $  803,400   $  779,355



Notes to Consolidated Financial Statements are an integral part of these statements.




            GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Operations

                   (in thousands, except per share data)

                                (unaudited)


                                                      12 Weeks Ended
                                                 April 26,        April 27,
                                                   1997             1996

Net revenue                                    $  273,059       $  230,167
Cost of sales, including costs of
warehousing, distribution and occupancy           166,380          141,332
Selling, general and administrative                59,895           49,386
Amortization of goodwill                            2,404            2,221
Operating earnings                                 44,380           37,228
Interest expense                                    5,117            2,948
Earnings before income taxes                       39,263           34,280
Income taxes                                       15,404           14,102
Net earnings                                   $   23,859        $  20,178


Primary earnings per share                     $     0.29        $    0.22

Average number of shares outstanding               82,951           92,206



Fully diluted earnings per share                $    0.29        $    0.22

Average number of shares outstanding               82,963           92,210



Notes to Consolidated Financial Statements are an integral part of these statements.





             GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                  (unaudited)


                                                         12 Weeks Ended
                                                     April 26,     April 27,
                                                       1997          1996

                           (in thousands)


Cash flows from operating activities:
   Net earnings                                     $  23,859     $  20,178
      Adjustments to reconcile net
      earnings to net cash provided by
      operating activities:

         Depreciation and amortization                 10,113         9,176
         Amortization of deferred financing fees          204           133
         Other, principally loss on disposal of
           fixed assets                                    72            19

         Change in operating assets and liabilities:
             Increase in receivables                   (4,268)       (6,810)
             Increase in inventories                  (10,741)      (14,493)
             (Increase) decrease in other assets         (326)           95
             Increase in accrued taxes                 14,687        13,071
             Increase in accounts payable
               and accrued liabilities                  4,641         6,819
             Decrease in other working capital items     (200)       (6,432)

              Total adjustments                        14,182         1,578
   Net cash provided by operating activities           38,041        21,756

Cash flows from investing activities:
     Capital expenditures                              (8,962)      (12,505)
     Increase in franchisee notes receivable           (1,137)       (1,533)
     Payments for store acquisitions                   (1,877)       (2,216)
     Loan to related party                             (3,295)       (1,750)

   Net cash used in investing activities              (15,271)      (18,004)

Cash flows from financing activities:
     Net payments on revolving credit facility        (10,500)      (24,999)
     Retirement of long-term debt                         -         (34,001)
     Book balance bank overdraft                       17,004        17,650
     Decrease in capital lease obligations               (235)         (411)
     Redemption of redeemable preferred stock            (168)           (8)
     Net proceeds from issuance of common stock         3,012        38,628
     Proceeds from sale of put options                  1,720           -
     Net payments for treasury stock                  (31,612)          -
     Increase in deferred financing fees               (1,752)         (536)

   Net cash used in financing                         (22,531)       (3,677)

Effect of exchange rate changes on cash                  (239)          (75)
Net change in cash                                         -             -
Beginning and ending balance, cash                  $      -       $     -


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $   4,643      $  2,724
    Income taxes                                    $   3,886      $    598



Notes to Consolidated Financial Statements are an integral part of these statements.





                     GENERAL NUTRITION COMPANIES, INC.
                Notes to Consolidated Financial Statements

                                (Unaudited)


1.Basis of Reporting.  In the opinion of General Nutrition Companies,  Inc.
  (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at April 26, 1997 and February 1, 1997 and the results of operations for the twelve weeks ended April 26, 1997 and April 27, 1996. All such adjustments are of a normal and recurring nature.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K for the fiscal year ended on February 1, 1997 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve weeks ended April 26, 1997 and April 27, 1996 are not necessarily indicative of the operating results for the full year.

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

2.Earnings   Per  Share.   In  February  1997,  the  Financial   Accounting
  Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The basic earnings per share and diluted earnings per share as defined by SFAS No. 128 for the 12 weeks ended April 26, 1997 and April 27, 1996 approximates the historically presented primary and fully diluted earnings per share.

3.Cash.   The Company utilizes a cash management system under which a  book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At April 26, 1997 and February 1, 1997, cash overdrafts of $17.0 million and $3.9 million, respectively, were included in accounts payable. At April 26, 1997, the Company had $332.4 million available on its revolving credit facility after excluding $2.9 million restricted for letters of credit.

4.Reclassifications.   Certain  amounts  reported  in   previously   issued
  financial  statements  have been reclassified  to  conform  to  the  1997 presentation.

5.Legal  Proceedings.  Certain Company subsidiaries are named as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company from these actions. See Note 13 in the Company's Form 10-K for the fiscal year ended February 1, 1997.

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



6.Inventories.  Inventories consist of the following:


                                                April 26,        February 1,
                                                  1997              1997
                                                      (in thousands)

        Product ready for sale               $   174,257        $  158,800
        Unpackaged bulk product and
          raw materials                           31,736            36,121
        Packaging supplies                         3,109             3,440

                                             $   209,102        $  198,361



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the fillings of the company with the Securities and Exchange Commission.



RESULTS OF OPERATIONS

Revenue

      Consolidated revenue for the twelve weeks ended April 26, 1997 was $273.1 million, an increase of 18.6% from the same period in 1996. Below is a comparison of revenue for each of the Company's businesses for the twelve week period:


                                       Consolidated Revenue

                             12 weeks                12 weeks
                              Ended         % of       Ended         % of
                             April 26,     Total      April 27,      Total
                               1997       Revenue       1996        Revenue

                          (in millions)            (in millions)


Retail                     $  201.6        73.8%     $  169.9        73.8%

Franchising                    53.6        19.6%         43.3        18.8%

Manufacturing                  17.9         6.6%         17.0         7.4%

Total                      $  273.1       100.0%     $  230.2       100.0%




           Retail Revenue. Domestically, the Company's products are sold through retail outlets operating primarily under the General Nutrition Centers and GNC Live Well store names ("GNC"). The Company also operates retail stores under the Nature's Fresh, Nature Food Centres, and Amphora names. Internationally, products are sold through retail outlets operating under the names of Health and Diet Centres, and General Nutrition Centres in the United Kingdom, Canada, and New Zealand. Presented below is a summary of revenue by operating retail entity and corresponding store information:


                                              Retail Revenue

                                 12 weeks                 12 weeks
                                  Ended        % of        Ended        % of
                                 April 26,     Total      April 27,    Total
                                   1997       Revenue        1996      Revenue

                              (in millions)             (in millions)

General Nutrition Centers        $  181.5      90.0%      $  158.2       93.1%
Other domestic stores                16.1       8.0%           9.4        5.5%
International stores                  4.0       2.0%           2.3        1.4%

                                    201.6     100.0%         169.9      100.0%




                                                    Operating
                                                  Company-Owned
                                                 Store Locations

                                            April 26,          April 27,
                                              1997               1996


General Nutrition Centers                    1,798               1,524
Other domestic stores                           65                 100
International stores                            45                  20

                                             1,908               1,644



Revenue at GNC increased 14.7% for the twelve weeks ended April 26, 1997 when compared with the same period in 1996, the result of 274 net new store openings and favorable comparable store sales gains of 5.6% during the quarter. The Company believes that this increase is attributable to its new marketing efforts. The Company's marketing emphasis has been significantly altered in an effort to attract and retain both new and existing customers. Internally, the Company has developed a new marketing strategy by: i) creating a new chief marketing officer position; ii) contracting a major New York advertising agency with strong retail and strategic experience and; iii) assembling a scientific affairs group to enhance scientific credibility for the Company and its products. This new collective marketing group has focused its efforts on mainstream health issues of targeted customer groups such as women, senior citizens, etc., through the use of major network TV, print, media, and complementary in-store fixtures and signage. The Company believes that the combined efforts of these key marketing initiatives should continue to have a positive impact on revenue through the remainder of the year.

Other domestic retail revenue, comprised of Nature's Fresh, Nature Food Centres, and Amphora, increased 71.3% to $16.1 million for the twelve week period ended April 26, 1997 when compared to $9.4 million of the same period in 1996.

      Franchising Revenue. Revenue from the franchise segment increased 23.8% for the twelve weeks ended April 26, 1997 when compared with the same period in 1996. The increase continues to be driven by both new store openings, 205 net new openings since April 27, 1996, coupled with strong franchisee comparable store sales gains of 11.7% domestically, and 10.7% internationally.

Product sales at wholesale prices and royalties on retail sales, representing the core of Franchising's ongoing revenues, comprised 94.0% of total franchise revenue in the twelve weeks ended April 26, 1997. The remaining revenue included sales of stores, fixtures, franchise award fees and interest income on franchise accounts receivable. Total system-wide franchise retail sales were $100.7 million for the twelve weeks ending April 26, 1997, an increase of $20.2 million or 25% when compared with the same period in 1996.

Presented below are the number of operating franchise stores, the number of franchises awarded but not yet open, and the number of outstanding development agreements:


                           Number of Operating Franchise Locations

                              April 26, 1997              April 27, 1996

Franchise Locations      Domestic   International     Domestic   International

At beginning of period     1,049         125             848          111
Added during period           55           5              61            4
Closed or converted
during period                 18           3              15            1

At end of period           1,086         127             894          114

Stores awarded but
not yet open                 222           1             237           -

Development agreements        39         370               5          408



      Manufacturing Revenue. Total revenue generated by the Company's manufacturing segment, including sales to other segments of the Company and sales to various other third-parties, increased to $68.3 million, or 32.9%, in the twelve weeks ended April 26, 1997 when compared with $51.4 million for the same period in 1996. Third - party revenues for the current quarter remained consistent with the first quarter of 1996 due to the increasing demand on the manufacturing capacity for the Company's own product. Intersegment sales activity, accounting for the majority of the increase in total manufacturing revenue for the current quarter, increased 46.5% to $50.4 million from $34.4 million in the first quarter of 1996. The increase in intersegment sales activity was due to the strong demand for product by existing GNC stores, as well as product requirement needs of new stores added through the Company's ongoing store expansion program. The Company's international manufacturing operations contributed $3.5 million and $2.6 million in third - party revenue and $.5 million and $.2 million in intersegment revenue for the twelve week periods ended April 26, 1997 and April 27, 1996, respectively.


           Analysis of Consolidated Operating Costs and Expenses



                                                 12 Weeks        12 Weeks
                                                   Ended           Ended
                                                 April 26,       April 27,
                                                   1997            1996

                                                      (in thousands)

Cost of sales, including
  costs of warehousing,
  distribution and occupancy                   $  166,380       $  141,332
Percent of net revenue                              60.9%            61.4%

Selling, general and administrative            $   62,299       $   51,607
Percent of net revenue                              22.8%            22.4%

Operating earnings                             $   44,380       $   37,228
Percent of net revenue                              16.3%            16.2%



      Cost of sales, including the cost of warehousing, distribution and occupancy decreased as a percentage of net revenue by .5% to 60.9% in the first quarter of 1997, when compared with the same quarter in 1996. The decrease in cost of sales as a percentage of net revenue was primarily the result of the Company's ability to successfully leverage expenses against rising revenues, including occupancy costs, which are primarily fixed in nature.

      Selling, general and administrative costs increased in the first quarter as a percentage of net revenue when compared with the same quarter in 1996 by .4%, primarily attributable to the Company's retail segment. In retail, increases in selling, general and administrative expenses were recognized as a result of increased bonus accruals, which are directly related to store profits, and expenses relating to the development of the marketing and scientific affairs groups.

Non-Operating Income (Expense) Analysis

      Interest expense for the quarter increased $ 2.2 million to $5.1 million when compared to the same period in 1996. The increase in interest expense was the result of $191.2 million of additional borrowings made since the second quarter of 1996 to fund the Company's stock repurchase activity. Interest expense for the remainder of the year should remain higher than the previous year as a result of these additional borrowings.

Review of Financial Condition
Analysis of Liquidity and Capital Resources

      In the first twelve weeks of 1997, the Company's business segments continued to contribute to increased earnings from continuing operations. The Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:



                                        12 Weeks                  12 Weeks
                                          Ended                     Ended
                                        April 26,                 April 27,
                                          1997                       1996

                                                  (in thousands)

Cash provided by (used in):
   Operating activities               $  38,041                 $  21,756
   Investing activities                 (15,271)                  (18,004)
   Financing activities                 (22,531)                   (3,677)
   Effect of exchange rate changes
     on cash                               (239)                      (75)

Net change in cash                    $     -                   $     -




      Operating Activities. Cash provided by operating activities for the twelve weeks ended April 26, 1997 was $38.0 million versus $21.8 million for the same period in 1996, an increase of $16.2 million or 74.3%. Net earnings, adjusted for non-cash charges and before changes in operating assets and liabilities, increased by 15.9% to $34.2 million for the twelve week period ended April 26, 1997, compared with $29.5 million in the same period in 1996. Favorable changes in operating assets and liabilities of $11.5 million contributed to the increase in net cash provided by operating activities of $16.2 million for the quarter when compared with the first quarter of 1996.

     Investing Activities. The Company's primary investing activities have been for capital expenditures made in connection with new store construction, the remodeling of existing stores, and expansion requirements at both the manufacturing and distribution facilities. Capital expenditures were $9.0 million and $12.5 million for the twelve week period ended April 26, 1997 and April 27, 1996, respectively.

      Financing Activities. Cash used in financing activities increased $18.9 million for the twelve weeks ended April 26, 1997 versus the same period in 1996. In 1997, the Company repurchased 1.5 million shares of its own stock for $31.6 million with borrowed funds, and repaid $10.5 million on the line of credit. In the first quarter of 1996, the Company repaid $25.0 million on its line of credit. At April 26, 1997, the Company had $332.4 million available on its revolving credit facility after excluding $2.9 million restricted for letters of credit. Subsequent to April 26, 1997, the Company sold put options to repurchase 1.0 million of the Company's stock for $21.5 million. The options were sold for $1.4 million and expire during the fourth quarter of 1997.





                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (11.1)  Computation of net earnings per share is attached.

       (23) Interim review report of the Company's independent accountants, Deloitte & Touche LLP, for the first fiscal quarter ended April 26, 1997 is attached.

       (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the first fiscal quarter ended April 26, 1997 is attached.

       (27)    Financial Data Schedule is attached.

               No current reports on Form 8-K were filed during the first fiscal quarter.





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

                              GENERAL NUTRITION COMPANIES, INC.


                              By:  /s/  Edwin J. Kozlowski
                                        Edwin J. Kozlowski

                              Executive Vice President, Chief Financial
                              Officer, and Principal Accounting Officer



DATE: June 10, 1997