Form 10-Q
period 1997-07-19
GENERAL NUTRITION COMPANIES INC
filed 1997-08-27
CIK 880120

13



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        _________________

                            FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the twelve weeks ended July 19, 1997.

                               OR

[     ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


Commission file number 01-19592


                GENERAL NUTRITION COMPANIES, INC.
     (Exact name of Registrant as specified in its charter)


     DELAWARE                                     4-3056351
     (state or other jurisdiction of              (I.R.S. Employer
     Incorporation or organization)                Identification No.)

     300 Sixth Avenue                             15222
     Pittsburgh, Pennsylvania                     (Zip Code)
     (Address of principal executive office)

     Registrant's telephone number, including area code:  (412)288-4600


        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes X    No


      As of August 27, 1997, the number of shares outstanding of the registrant's common stock was 80,942,460.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
                  (in thousands, except per share data)

                                            July 19,  February 1,
                                              1997       1997
                                          (unaudited)
                                          -----------------------
ASSETS
Current Assets:
   Receivables                             $  63,282   $ 58,711
   Inventories                               207,550    198,361
   Deferred tax assets                        18,904     18,903
   Other current assets                       12,430     17,498
     Total current assets                    302,166    293,473

Property, plant and equipment, net           180,199    175,352
Other assets                                  52,975     44,891
Deferred financing fees, net of
  accumulated amortization of $2,013
  and $1,538                                   4,343      3,066
Goodwill, net of accumulated amortization
  of $57,736 and $52,907                     263,071    263,060
                                            $802,754   $779,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                         $ 68,935   $ 79,958
   Accrued salaries, wages, vacations and
     related taxes                            19,115     17,198
   Accrued income taxes                        8,505      7,008
   Other current liabilities                  56,256     54,637
   Long-term debt, current portion               970        984
     Total current liabilities               153,781    159,785

Long-term debt                               382,135    377,885
Deferred tax liabilities                       1,479      1,462
Commitments and contingencies                      -          -
Minority interest                                373        487
Put options                                   42,500          -

Shareholders' Equity:
   Common stock, $.01 par value:
     Authorized 200,000,000 shares,
     issued and outstanding, including
     shares in treasury, 92,505,372
     shares at July 19, 1997 and
     91,287,289 shares at February 1, 1997       925        913
   Additional paid-in capital                332,386    319,297
   Stock options outstanding                   8,387     10,917
   Subscriptions receivable                   (3,703)    (3,295)
   Currency translation adjustment               162        483
   Accumulated earnings                      118,440     71,527
                                             456,597    399,842
   Treasury stock, at cost, 11,665,000
     shares at July 19, 1997 and 10,000,000
     shares at February 1,1997              (194,691)  (159,619)
   Put options                               (39,420)         -
                                             222,486    240,223
                                           $ 802,754  $ 779,842

Notes to Consolidated Financial Statements are an integral part of these statements.


      GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

             Consolidated Statements of Operations
             (in thousands, except per share data)
                          (unaudited)


                                   12 Weeks              24 Weeks
                                    Ended                  Ended
                             -------------------   --------------------
                              July 19,  July 20,     July 19,  July 20,
                                1997      1996         1997      1996
                             -------------------   --------------------
 Net revenue                 $ 265,604 $ 217,750   $ 538,663  $ 447,917
 Cost of sales, including
   costs of warehousing,
   distribution and
   occupancy                   161,495   136,652     327,875    277,984
 Selling, general and
   administrative               58,333    46,889     118,187     96,275
 Amortization of goodwill        2,455     2,170       4,859      4,391
 Restructuring charge                -    80,243           -     80,243
 Compensation expense              248         -         289          -
 Operating earnings (loss)      43,073   (48,204)     87,453    (10,976)
 Interest expense                5,540     3,375      10,657      6,323
 Earnings (loss) before income
   taxes and minority interest  37,533   (51,579)     76,796    (17,299)
 Income taxes                   14,593       300      29,997     14,402
 Minority interest                (114)       -         (114)         -
 Net earnings (loss)         $  23,054 $ (51,879)  $  46,913  $ (31,701)


 Primary earnings (loss) per
    share                    $    0.28 $   (0.60)  $    0.57  $   (0.36)

 Primary weighted average
    common shares               82,583    86,681      82,740     88,122


 Fully diluted earnings
    (loss) per share         $    0.28 $   (0.60)  $    0.57  $   (0.36)

 Fully diluted weighted
    average common shares       82,718    86,681      83,021     88,122

Notes to Consolidated Financial Statements are an integral part of these statements.



            GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (unaudited)


                                                   24 Weeks Ended
                                                 July 19,  July 20,
                                                   1997      1996
                                                   (in thousands)
                                                --------------------
Cash flows from operating activities:
  Net earnings (loss)                           $ 46,913  $ (31,701)
   Adjustments to reconcile net earnings
    (loss) to net cash provided by
      operating activities
         Depreciation and amortization             20,370    18,499
         Amortization of deferred financing fees      475       254
         Restructuring charge                           -    80,243
         Compensation expense                         289         -
         Increase in deferred taxes                    16         -
         Other, principally (gains) losses
            on disposal of fixed assets              (338)       246
         Change in operating assets and
            liabilities:
             Increase in receivables               (4,575)   (5,347)
             Increase in inventories               (9,189)   (33,776)
             (Increase) decrease in other assets     (971)       138
             Increase (decrease) in accrued taxes   1,497     (4,465)
             (Decrease) increase in accounts
               payable and accrued liabilities    (11,534)     4,821
             Increase (decrease) in other
               working capital items                7,565     (6,679)
                Total adjustments                   3,605     53,934
   Net cash provided by operating activities       50,518     22,233

Cash flows from investing activities:
     Capital expenditures                         (20,995)   (26,934)
     Proceeds from disposal of assets               1,050         -
     Increase in franchisee notes receivable       (1,386)   (3,524)
     Payments for store acquisitions               (4,626)   (3,654)
     Loan to related party                         (6,698)   (1,750)
   Net cash used in investing activities          (32,655)   (35,862)

Cash flows from financing activities:
     Net borrowings on revolving credit facility    4,700   119,201
     Retirement of long-term debt                       -   (34,001)
     Book balance bank overdraft                    1,832     7,018
     Decrease in capital lease obligations           (464)     (865)
     Redemption of redeemable preferred stock        (168)      (20)
     Net proceeds from issuance of common stock     10,302    37,311
     Proceeds from sale of put options              3,080     2,850
     Net payments for treasury stock              (35,072) (117,300)
     Increase in deferred financing fees           (1,752)     (536)
   Net cash (used in) provided by financing
     activities                                   (17,542)   13,658
Effect of exchange rate changes on cash              (321)      (29)
Net change in cash                                      -         -
Beginning balance, cash                         $       -  $      -
Ending balance, cash                            $       -  $      -

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                               $ 10,280  $  5,468
         Income taxes                           $ 30,998  $ 24,919

Notes to Consolidated Financial Statements are an integral part of these statements.


                GENERAL NUTRITION COMPANIES, INC.
           Notes to Consolidated Financial Statements

                           (Unaudited)

1.Basis  of  Reporting.   In  the opinion  of  General  Nutrition
  Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at July 19, 1997 and February 1, 1997 and the results of operations for the twelve and twenty-four weeks ended July 19, 1997 and July 20, 1996. All such adjustments are of a normal and recurring nature except for the restructuring charge discussed in Note 8.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K for the fiscal year ended on February 1, 1997 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve and twenty-four weeks ended July 19, 1997 and July 20, 1996 are not necessarily indicative of the operating results for the full year.

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

2.Earnings   Per   Share.   In  February  1997,   the   Financial
  Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The basic earnings (loss) per share and diluted earnings (loss) per share as defined by SFAS No. 128 for the twelve and twenty-four weeks ended July 19, 1997 and July 20, 1996 approximates the historically presented primary and fully diluted earnings (loss) per share.

3.Cash.   The  Company  utilizes a cash management  system  under
  which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At July 19, 1997 and February 1, 1997, cash overdrafts of $1.8 million and $3.9 million, respectively, were included in accounts payable. At July 19, 1997, the Company had $315.6 million available on its revolving credit facility after excluding $4.5 million restricted for letters of credit.

4.Reclassifications.   Certain  amounts  reported  in  previously
  issued financial statements have been reclassified to conform to the 1997 presentation.

5.Put  Options.   During  the twenty-four weeks  ended  July  19,
  1997, the Company sold put options on 2.0 million shares of the Company's common stock and recorded proceeds of $3.1 million. The amount related to the Company's potential obligation has been recorded from shareholders' equity to put options. The 2.0 million options outstanding at July 19, 1997 expire in November and December, 1997 and have an exercise price ranging from $21 to $21.50 per share.


6.Legal  Proceedings.  Certain Company subsidiaries are named  as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company from these actions. See Note 13 in the Company's Form 10-K for the fiscal year ended February 1, 1997.

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

7.Inventories.  Inventories consist of the following:

                                            July 19,    February 1,
                                              1997         1997
                                                 (in thousands)
                                           -------------------------
Product ready for sale                      $  170,318    $  158,800
Unpackaged bulk product and raw materials       34,692        36,121
Packaging supplies                               2,540         3,440
                                            $  207,550    $  198,361


8.Restructuring Charge.  During the second quarter of  1996,  the
  Company recorded a restructuring charge of $80.2 million related to the write-off of goodwill, property and equipment, inventories, and other assets associated with management's decision to discontinue the Nature Food Centres (NFC) retail concept. The charge for NFC of $66.7 million included $52.7 million of goodwill. The remaining $13.5 million of the recorded charge related to unproductive General Nutrition Centers (GNC) assets, primarily inventory relating to Natural Solutions cosmetic and other products, fitness and apparel products, all of which have been discontinued, as well as excess costs resulting from retrofitting the Alive prototype store.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; demand for and market acceptance of new and existing products, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Revenue

      Consolidated revenue for the twelve and twenty-four week periods ended July 19, 1997 was $265.6 and $538.7 million, respectively, representing increases of 22.0% and 20.3% from the same periods in 1996. Presented below is a comparison of revenue for each of the Company's businesses for the twelve and twenty-four week periods:

                                Consolidated Revenue

                                   12 Weeks Ended
              ------------------------------------------------------
                  July 19,                    July 20,
                   1997       % of Total        1996      % of Total
              (in millions)    Revenue      (in millions)   Revenue
              ------------------------------------------------------
Retail           $ 195.1         73.5%         $ 158.2       72.6%
Franchising         50.5         19.0%            42.6       19.6%
Manufacturing       20.0          7.5%            17.0        7.8%
Total            $ 265.6        100.0%         $ 217.8      100.0%


                                   24 Weeks Ended
              ----------------------------------------------------
                 July 19,                    July 20,
                  1997       % of Total        1996     % of Total
              (in millions)   Revenue     (in millions)   Revenue
              ----------------------------------------------------
Retail           $ 396.7         73.6%         $ 328.1       73.3%
Franchising        104.2         19.4%            85.9       19.2%
Manufacturing       37.8          7.0%            33.9        7.5%
Total            $ 538.7        100.0%         $ 447.9      100.0%


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

                                           Retail Revenue

                                           12 Weeks Ended
                          --------------------------------------------------
                             July 19,   % of Total     July 20,  % of Total
                               1997       Retail         1996       Retail
                          (in millions)   Revenue   (in millions)   Revenue
                          ------------------------  -----------------------
General Nutrition Centers     $ 175.4      89.9%       $ 147.8       93.4%
Other domestic stores            15.4       7.9%           8.1        5.1%
International stores              4.3       2.2%           2.3        1.5%
                              $ 195.1     100.0%       $ 158.2      100.0%


                                           24 Weeks Ended
                           -----------------------------------------------
                              July 19,  % of Total   July 20,   % of Total
                                1997      Retail       1996        Retail
                           (in millions)  Revenue (in millions)    Revenue
                           ----------------------   ----------------------
General Nutrition Centers     $ 356.9     90.0%        $ 306.0       93.2%
Other domestic stores            31.5      7.9%           17.6        5.4%
International stores              8.3      2.1%            4.5        1.4%
                              $ 396.7    100.0%        $ 328.1      100.0%


                                 Operating Store Locations
                           ------------------------------------
                             July 19, 1997     July 20, 1996
                           ----------------- ----------------
General Nutrition Centers        1,836               1,566
Other domestic stores               57                  91
International stores                54                  20
                                 1,947               1,677


Revenue at GNC increased 18.7% and 16.6% for the twelve and twenty-four week periods ended July 19, 1997 when compared with the same periods in 1996. The increases were the result of 270 net new store openings, and favorable comparable store sales gains of 9.3% and 7.4% for the twelve and twenty-four week period ending July 19, 1997, respectively. The Company believes that the favorable increase in comparable store sales is mainly attributable to its new marketing efforts. The Company's marketing emphasis has been significantly altered in an effort to attract and retain both new and existing customers. Internally, the Company has developed a new marketing strategy by: i) creating a new chief marketing officer position; ii) contracting a major New York advertising agency with strong retail and strategic experience and; iii) assembling a scientific affairs group to enhance scientific credibility for the Company and its products. This new collective marketing group has focused its efforts on mainstream health issues of targeted customer groups such as men, women, senior citizens, etc. through the use of major network TV, print media, and complementary in-store fixtures and signage. The Company believes that the combined efforts of these key marketing initiatives should continue to have a positive impact on revenue through the remainder of the year.

Other domestic retail revenue, comprised of Nature's Fresh, Nature Food Centres, and Amphora, increased 90.1% to $15.4 million for the twelve week period and 79.0% to $31.5 million for the twenty-four week period ended July 19, 1997 when compared to $8.1 and $17.6 million for the same periods in 1996. The net increase in other domestic retail revenue is due to the Company's acquisition of Nature's Fresh in the third quarter of 1996, partially offset by NFC store closings related to the discontinuance of the NFC retail concept. (See Note 8 of Notes to Consolidated Financial Statements).

      Franchising Revenue. Revenue from the franchise segment increased 18.5% and 21.3% for the twelve and twenty-four week periods ended July 19, 1997 when compared with the same periods in 1996. The increase continues to be driven by both new store openings, 194 net new openings since July 20, 1996, coupled with strong franchisee comparable store sales for the twelve week period ended July 19, 1997 of 15.0% domestically, and 11.3% internationally.

Product sales at wholesale prices and royalties on retail sales, representing the core of Franchising's ongoing revenues, comprised 94.6% and 94.3% of total franchise revenue for the twelve and twenty-four weeks ended July 19, 1997. Remaining franchising revenue included sales of stores, fixtures, franchise award fees and interest income on franchise accounts receivable. Total system-wide franchise retail sales were $100.4 million and $201.1 million for the twelve and twenty-four weeks ending July 19, 1997, an increase of $22.3 million and $42.5 million, respectively when compared with the same periods in 1996.

Presented below are the number of operating franchise stores, the number of franchises awarded but not yet open, and the number of outstanding development agreements:

                              Number of Operating Franchise Locations
                       ----------------------------------------------------
                               July 19, 1997          July 20, 1996
                       -------------------------   ------------------------
Franchise Locations      Domestic  International    Domestic  International
-------------------    ----------  -------------   ---------  -------------
At beginning of quarter     1,086            127         894            114
Added during quarter           49              7          62              2
Closed or converted
  during quarter              (18)             -         (12)            (3)
At end of quarter           1,117            134         944            113

Stores awarded but not
  yet open                    235              1         208              1
Development agreements         43            366          42            396


      Manufacturing Revenue. Total revenue generated by the Company's manufacturing segment, including sales to other segments of the Company and sales to various other third-parties, increased to $66.4 million, or 18.4%, in the twelve weeks and $134.8 million, or 25.4%, in the twenty-four weeks ended July 19, 1997 when compared with $56.1 million and $107.5 million for the same periods in 1996. Third-party revenues for the quarter remained consistent with the same quarter of 1996 due to the increasing demand on the manufacturing capacity for the Company's own product.

      Domestic intersegment sales, accounting for the majority of the increase in total manufacturing revenue for the current twelve and twenty-four week periods, increased 17.7% to $45.9 million, and 31.0% to $95.9 million, from $39.0 million and $73.2 million, respectively, in the same periods of 1996. The increase in intersegment sales activity was due to the strong demand for product by existing GNC stores, as well as product requirement needs of new stores added through the Company's ongoing store expansion program.

      Internationally, the Company's manufacturing operations contributed $3.5 million and $2.4 million in third-party revenue for the twelve weeks and $7.0 million and $5.1 million for the twenty-four week period ended July 19, 1997 and July 20, 1996, respectively. The Company's international manufacturing operations also contributed $.5 million and $.1 million in intersegment revenue for the twelve week and $1.1 million and $.4 million for the twenty-four week period, respectively. The increase in third-party revenue was attributable to the Company's acquisition of DFC Thompson Pty. Ltd. in the third quarter of 1996.

                       Analysis of Consolidated Operating Costs and Expenses

                               12 Weeks Ended          24 Weeks Ended
                            ----------------------  ---------------------
                              July 19,    July 20,    July 19,   July 20,
                               1997        1996       1997       1996
                               (in thousands)          (in thousands)
                            ----------------------  ---------------------
Cost of sales, including costs
 of warehousing, distribution
 and occupancy                $ 161,495   $136,652    $327,875    $277,984
Percent of net revenue             60.8%      62.7%       60.9%       62.1%

Selling, general and
 administrative               $ 61,036   $ 49,059    $ 123,335   $ 100,666
Percent of net revenue            23.0%      22.5%       22.9%        22.5%

Restructuring charge          $      -   $ 80,243    $      -    $  80,243
Percent of net revenue             0.0%      36.9%        0.0%        17.9%

Operating earnings            $ 43,073   $(48,204)   $ 87,453    $ (10,976)
Percent of net revenue            16.2%     (22.1)%      16.2%        (2.5)%


      Cost of sales decreased as a percentage of net revenue by 1.9% and 1.2% for the twelve and twenty-four week periods ended July 19, 1997 when compared with the same periods in 1996. The favorable decrease in cost of sales as a percentage of net revenue was attributable to the Company's ability to successfully leverage expenses against both rising retail revenues and comparable store sales, including occupancy costs which are primarily fixed in nature.

      Selling, general and administrative costs increased during the quarter as well as on a year to date basis during 1997 as a percentage of net revenue, when compared with the same periods in 1996 by .5% and by .4%, respectively, primarily the result of the Company's retail segment. In retail, increases in selling, general and administrative expenses were recognized as a result of increased bonus accruals which are directly related to store profits, increased advertising expenditures, and increased expenses relating to the development of the marketing and scientific affairs groups.

      During the second quarter of 1996, the Company recorded a restructuring charge of $80.2 million related to the write-off of goodwill, property and equipment, inventories, and other assets associated with the decision to discontinue the NFC retail concept and to adjust for certain unproductive assets, the majority of which were in the retail business segment. (See Note 8 of Notes to Consolidated Financial Statements).


Non-Operating Income (Expense) Analysis

      Interest expense for the quarter increased $2.2 million to $5.5 million, when compared to the same period in 1996. The increase in interest expense is primarily the result of $77.4 million of additional borrowings made since the second quarter of 1996 to fund the Company's stock repurchase activity. Interest expense for the remainder of the year should remain higher than the previous year as a result of these additional borrowings.


Review of Financial Condition
Analysis of Liquidity and Capital Resources

      During the twenty-four weeks ended July 19, 1997, the Company's business segments continued to contribute to increased earnings from continuing operations. The Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:
                                            24 Weeks Ended
                                       ---------------------
                                        July 19,    July 20,
                                          1997        1996
                                            (in thousands)
                                       --------- -----------
Cash provided by (used in):
   Operating activities                $ 50,518    $ 22,233
   Investing activities                 (32,655)    (35,862)
   Financing activities                 (17,542)     13,658
   Effect of exchange rate on cash         (321)        (29)
Net change in cash                     $      -    $      -


     Operating Activities. Cash provided by operating activities for the twenty-four weeks ended July 19, 1997 was $50.5 million versus $22.2 million for the same period in 1996, an increase of $28.3 million or 127.5%. The increase in cash provided by operating activities is primarily the result of favorable changes in the Company's operating assets and liabilities of $28.1 million during the twenty-four week period ended July 19, 1997 when compared to the same period in 1996.

      Investing Activities. The Company's primary investing activities have traditionally been for capital expenditures made in connection with new store construction, the remodeling of existing stores, and expansion requirements at both the manufacturing and distribution facilities. Capital expenditures were $21.0 million and $26.9 million for the twenty-four week periods ended July 19, 1997 and July 20, 1996, respectively. The Company plans to accelerate the acquisition of existing franchise store locations.

      Financing Activities. Cash used in financing activities increased $31.2 million for the twenty-four weeks ended July 19, 1997 versus the same period in 1996. In 1997, the Company's net borrowings on its revolving credit facility was $4.7 million, $35.1 million of which was used to repurchase 1.7 million shares of its own stock. In 1996, net borrowings on the facility were $119.2 million, $117.3 million of which was used to repurchase
7.6 million shares of its own stock. The Company also repaid $34.0 million on its bank term loan with funds received from the sale, in February 1996, of approximately 1.6 million shares of its common stock. At July 19, 1997, the Company had $315.6 million available on its revolving credit facility after excluding $4.5 million restricted for letters of credit.


                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Company's Annual Meeting of Stockholders was held in Pittsburgh, Pennsylvania on June 26, 1997.

          (b) William E. Watts was re-elected as a Class II Director for a three-year term expiring in 2000 by a vote of 68,917,423 For; and 500,718 Withheld Authority and Ronald L. Rossetti was re-elected as a Class II Director for a three-year term expiring in 2000 by a vote of 68,896,241 For; and 521,900 Withheld Authority. The remaining directors continue in office with their class and term as follows: Class I - David Lucas and W. Harrison Wellford with terms expiring in 1998; Class III - Jerry D. Horn and Thomas R. Shepherd with terms expiring in 1999.

          (c) In addition, at the meeting the following matters were voted upon with the vote indicated below:

            (i) A proposal to ratify the appointment of the Company's
                independent auditors, Deloitte & Touche LLP, for the current fiscal year

                69,352,931 FOR     44,380 AGAINST   20,830 ABSTAIN

          (d) Not applicable.

ITEM 5.   OTHER INFORMATION

          GNCI Shareholder:

          On August 21, 1997, the Bank of New York became the transfer agent and shareholder recordkeeper for General Nutrition Companies, Inc. The Bank of New York is one of the leading providers of securities processing and recordkeeping in the country and offers a state-of-the-art shareholder services system. The Bank's staff can be reached at 1-800-524-4458 between the hours of 8 a.m. and 8 p.m. Monday through Friday. Please retain this information that you may find helpful.

          Address transfer agent related shareholder inquiries to:

          The Bank of New York
          Shareholder Relations Department - 11E
          P.O. Box 11258
          Church Street Station
          New York, NY 10286

          Send certificates for transfer and address changes to:

          The Bank of New York
          Receive and Deliver Department - 11W
          P.O. Box 11802
          Church Street Station
          New York, NY 10286

          E-Mail address for Bank of New York:Shareowner-Svcs@EMAIL-BONY.COM


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (11.1)  Computation of net earnings per share is attached.

         (23)    Interim   review  report  of   the   Company's
                 independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended July 19, 1997 is attached.

         (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended July 19, 1997 is attached.

         (27)    Financial Data Schedule is attached.

                 No current reports on Form 8-K were filed during the current fiscal quarter.



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



DATE: August 27, 1997