Form 10-Q
period 1997-10-11
GENERAL NUTRITION COMPANIES INC
filed 1997-11-24
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        _________________

                            FORM 10-Q

(Mark One)

[  X  ]   Quarterly report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934

For the twelve weeks ended October 11, 1997.

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


     As of November 21, 1997, the number of shares outstanding of the registrant's common stock was 81,648,569.



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                          October 11,   February 1,
                                             1997          1997
                                         (unaudited)
ASSETS
Current Assets:
   Receivables                             $  69,944   $  58,711
   Inventories                               217,923     198,361
   Deferred tax assets                        18,903      18,903
   Other current assets                       14,403      17,498
     Total current assets                    321,173     293,473

Property, plant and equipment, net           190,117     175,352
Other assets                                  53,980      44,891
Deferred financing fees, net of accumulated
  amortization of $2,284 and $1,538            4,072       3,066
Goodwill, net of accumulated amortization
  of $59,607 and $52,907                     271,084     263,060
                                           $ 840,426   $ 779,842

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                        $  89,769   $  79,958
   Accrued salaries, wages, vacations and
     related taxes                            20,349      17,198
   Accrued income taxes                       23,194       7,008
   Other current liabilities                  62,452      54,637
   Long-term debt, current portion               965         984
     Total current liabilities               196,729     159,785

Long-term debt                               345,978     377,885
Deferred tax liabilities                       1,459       1,462
Commitments and contingencies                    -           -
Minority interest                                317         487
Put options                                   98,500         -

Shareholders' Equity:
   Common stock, $.01 par value:
     Authorized 200,000,000 shares,
     issued and outstanding 81,283,204
     shares at October 11, 1997 and
     91,287,289 shares, including shares
     in treasury, at February 1, 1997            813         913
   Additional paid-in capital                143,480     319,297
   Stock options outstanding                   8,121      10,917
   Subscriptions receivable                   (3,933)     (3,295)
   Currency translation adjustment              (350)        483
   Accumulated earnings                      142,372      71,527

                                             290,503     399,842
   Treasury stock, at cost, 10,000,000
     shares at February 1, 1997                  -      (159,619)
   Put options                               (93,060)        -

                                             197,443     240,223
                                           $ 840,426   $ 779,842


Notes to Consolidated Financial Statements are an integral part of these statements.


                            GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Operations
                                   (in thousands, except per share data)
                                                (unaudited)


                                 12 Weeks Ended            36 Weeks Ended
                            October 11,   October 12,  October 11, October 12,
                              1997            1996        1997         1996

Net revenue                   $277,970      $226,622     $816,633    $674,539
Cost of sales, including
  costs of warehousing,
  distribution and occupancy   170,625       139,723      498,500     417,707
Selling, general and
  administrative                61,234        50,909      179,421     147,184
Amortization of goodwill         1,884         2,129        6,743       6,520
Restructuring charge                 -             -            -      80,243
Compensation expense                 -             -          289           -
Operating earnings              44,227        33,861      131,680      22,885
Interest expense                 5,309         4,438       15,966      10,761
Earnings before income taxes
  and minority interest         38,918        29,423      115,714      12,124
Income taxes                    15,042        11,553       45,039      25,955
Minority interest                  (56)            -         (170)          -
Net earnings (loss)           $ 23,932      $ 17,870     $ 70,845    $(13,831)


Primary earnings (loss)
  per share                   $   0.29      $   0.21     $   0.85    $  (0.16)

Primary weighted average
  common shares                 83,240        84,570       82,924      86,364


Fully diluted earnings (loss)
  per share                  $    0.29      $   0.21     $   0.85    $  (0.16)

Fully diluted weighted average
  common shares                 83,345        84,997       83,201      86,364


Notes to Consolidated Financial Statements are an integral part of these statements.



         GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)


                                              36 Weeks Ended
                                         October 11,     October 12,
                                            1997            1996

Cash flows from operating activities:
   Net earnings (loss)                    $  70,845      $ (13,831)
   Adjustments to reconcile net earnings
    (loss) to net cash provided
     by operating activities
          Depreciation and amortization      30,421         27,618
          Amortization of deferred
            financing fees                      746            423
          Restructuring charge                    -         80,243
          Compensation expense                  289              -
          Other                                (228)           377
          Change in operating assets and
            liabilities:
             Increase in receivables        (10,105)       (10,284)
             Increase in inventories        (19,562)       (41,724)
             Increase in other assets        (1,209)          (272)
             Increase (decrease) in
               accrued taxes                 16,186           (561)
             Increase in accounts payable
               and accrued liabilities       14,795         11,085
             Increase (decrease) in other
               working capital items          6,680         (5,553)
                Total adjustments            38,013         61,352
   Net cash provided by operating
     activities                             108,858         47,521

Cash flows from investing activities:
     Capital expenditures                   (39,155)       (42,792)
     Proceeds from disposal of assets         1,050              -
     Increase in franchisee notes
       receivable                            (2,417)        (5,582)
     Payments for franchise store
       acquisitions                         (14,522)        (4,529)
     Payments made for acquisitions, net
       of cash acquired                           -        (10,636)
     Loan to related party                   (7,662)        (3,536)
   Net cash used in investing activities    (62,706)       (67,075)

Cash flows from financing activities:
     Net (payments) borrowings on
       revolving credit facility            (31,200)       126,401
     Retirement of long-term debt                 -        (34,001)
     Book balance bank overdraft              2,694          5,825
     Decrease in capital lease obligations     (726)        (1,222)
     Redemption of redeemable preferred
       stock                                   (184)           (31)
     Net proceeds from issuance of common
       stock                                 15,150         40,469
     Proceeds from sale of put options        5,440              -
     Stock subscriptions receivable             331              -
     Net payments for treasury stock        (35,072)      (117,300)
     Increase in deferred financing fees     (1,752)          (550)
   Net cash (used in) provided by
       financing activities                 (45,319)        19,591
Effect of exchange rate changes on cash        (833)           (37)
Net change in cash                                -              -
Beginning balance, cash                           -              -
Ending balance, cash                      $       -        $     -


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                         $  15,924      $  10,277
         Income taxes                     $  31,130      $  25,076


Non-cash transactions:
 (a) On August 17, 1996, $9.2 million of common stock was issued in connection with the acquisition of Nature's Fresh Northwest, Inc.


Notes to Consolidated Financial Statements are an integral part of these statements.




                   GENERAL NUTRITION COMPANIES, INC.
               Notes to Consolidated Financial Statements

                             (unaudited)

1.Basis  of  Reporting.   In  the opinion  of  General  Nutrition
  Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at October 11, 1997 and February 1, 1997 and the results of operations for the twelve and thirty-six weeks ended October 11, 1997 and October 12, 1996. All such adjustments are of a normal and recurring nature except for the restructuring charge discussed in Note 8.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K for the fiscal year ended on February 1, 1997 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of intercompany balances and transactions. The consolidated statements of operations for the twelve and thirty-six weeks ended October 11, 1997 and October 12, 1996 and the consolidated statements of cash flows for the thirty-six weeks ended October 11, 1997 and October 12, 1996 are not necessarily indicative of the operating results for the full year.

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

2.Earnings   Per   Share.   In  February  1997,   the   Financial
  Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share data presented. The basic earnings (loss) per share and diluted earnings (loss) per share as defined by SFAS No. 128 for the twelve and thirty-six weeks ended October 11, 1997 and October 12, 1996 approximates the historically presented primary and fully diluted earnings (loss) per share.

3.Cash.   The  Company  utilizes a cash management  system  under
  which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At October 11, 1997 and February 1, 1997, cash overdrafts of $2.7 million and $3.9 million, respectively, were included in accounts payable. At October 11, 1997, the Company had $353.1 million available on its $700 million revolving credit facility after excluding $2.9 million restricted for letters of credit.

4.Reclassifications.   Certain  amounts  reported  in  previously
  issued financial statements have been reclassified to conform to the 1997 presentation.

5.Put  Options.   During the thirty-six weeks ended  October  11,
  1997, the Company sold put options on 4 million shares of the Company's common stock and recorded proceeds of $5.4 million. The amount related to the Company's potential obligation has been recorded from shareholders' equity to put options. The 4 million options outstanding at October 11, 1997 expire in November and December, 1997 and have an exercise price ranging from $21 to $28 per share. On November 15, 1997, 1 million of the outstanding put options, with a settlement value of $21 million, expired with no shares being repurchased.

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

7.Inventories.  Inventories consist of the following:

                                 October 11,    February 1,
                                    1997            1997
                                      (in thousands)

Product ready for sale           $ 178,548      $ 158,800
Unpackaged bulk product and
  raw materials                     36,499         36,121
Packaging supplies                   2,876          3,440

                                 $ 217,923      $ 198,361

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

9.Treasury Stock - During the quarter ended October 11, 1997, the Company retired 11.7 million shares of common stock that were held in treasury.


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

RESULTS OF OPERATIONS

Revenue

      Consolidated revenue for the twelve and thirty-six week periods ended October 11, 1997 was $278.0 million and $816.6 million, respectively, representing increases of 22.7% and 21.1% from the same periods in 1996. Presented below is a comparison of revenue for each of the Company's businesses for the twelve and thirty-six week periods:

                              CONSOLIDATED REVENUE

                                 12 Weeks Ended

                October 11,   % of Total    October 12,  % of Total
                   1997         Revenue        1996        Revenue
               (in millions)               (in millions)

Retail           $ 198.6          71.4%      $ 165.9         73.2%
Franchising         54.7          19.7%         42.7         18.9%
Manufacturing       24.7           8.9%         18.0          7.9%
Total            $ 278.0         100.0%      $ 226.6        100.0%


                                 36 Weeks Ended

               October 11,    % of Total    October 12,   % of Total
                  1997          Revenue        1996         Revenue
              (in millions)                (in millions)

Retail          $ 595.2           72.9%      $ 493.9         73.2%
Franchising       158.9           19.4%        128.6         19.1%
Manufacturing      62.5            7.7%         52.0          7.7%
Total           $ 816.6          100.0%      $ 674.5        100.0%



           Retail Revenue. Domestically, the Company's products are sold through retail outlets operating primarily under the General Nutrition Centers and GNC Live Well store names ("GNC"). The Company also operates retail stores under the Nature's Fresh, Nature Food Centres, and Amphora names. Internationally, products are sold through retail outlets operating under the names of Health and Diet Centres and General Nutrition Centres in the United Kingdom, Canada, and New Zealand. Presented below is a summary of revenue by operating retail entity and corresponding store information:


                                    RETAIL REVENUE

                                    12 Weeks Ended

                 October 11,   % of Total     October 12,   % of Total
                    1997         Retail          1996         Retail
                (in millions)    Revenue     (in millions)    Revenue

General Nutrition
    Centers        $ 178.9        90.1%         $ 149.5       90.1%
Other domestic
    stores            14.9         7.5%            14.1        8.5%
International
    stores             4.8         2.4%             2.3        1.4%

                   $ 198.6       100.0%         $ 165.9      100.0%


                                     36 Weeks Ended

                 October 11,     % of Total    October 12,   % of Total
                    1997           Retail          1996        Retail
                (in millions)      Revenue    (in millions)    Revenue

General Nutrition
    Centers        $ 535.7          90.0%        $ 455.4         92.2%
Other domestic
    stores            46.3           7.8%           31.7          6.4%
International
    stores            13.2           2.2%            6.8          1.4%

                   $ 595.2         100.0%        $ 493.9        100.0%



                                  Operating Store Locations

                              October 11,             October 12,
                                 1997                    1996

General Nutrition Centers       1,908                   1,656
Other domestic stores              54                      91
International stores               61                      20
                                2,023                   1,767


Revenue at GNC increased 19.7% and 17.6% for the twelve and thirty-six week periods ended October 11, 1997 when compared with the same periods in 1996. The increase in revenue is attributable to both the opening of 252 net new stores from October 12, 1996 to October 11, 1997, and favorable comparable store sales gains of 10.1% and 8.3% for the twelve and thirty-six week period ending October 11, 1997, respectively.


The  Company believes that the favorable increases in  comparable
store  sales  is  mainly  attributable  to  the  combination   of
positive publicity relating to herbs and dietary supplements, the
changes   made  in  the Company's marketing strategy  during  the
fourth quarter  of 1996, as well as favorable scientific research.
The  Company also believes that the  combined efforts   of  these
attributes should continue to have a positive impact on revenue through the remainder of the year.

Other domestic retail revenue, comprised of Nature's Fresh, Nature Food Centres, and Amphora, increased 5.7% for the twelve week period, and 46.1% for the thirty-six week period ended October 11, 1997 when compared to the same periods in 1996. The net increase in other domestic retail revenue is due to the Company's acquisition of Nature's Fresh in the third quarter of 1996, partially offset by NFC store closings related to the discontinuance of the NFC retail concept. (See Note 8 of Notes to Consolidated Financial Statements).

      Franchising Revenue. Revenue from the franchise segment increased 28.1% and 23.6% for the twelve and thirty-six week periods ended October 11, 1997 when compared with the same periods in 1996. The increase continues to be driven by both new store openings, 148 net new openings since October 12, 1996, coupled with strong franchisee comparable store sales for the twelve and thirty-six week period ended October 11, 1997 of 22.1% and 16.2% domestically, and 13.8% and 12.0% internationally. The Company believes that the increase in comparable store sales for its franchise stores continues to be driven by i) the benefit that an on-sight owner/operator has on the performance of the store; ii) the positive publicity relating to herbs and dietary supplements; iii) the changes made in the Company's marketing strategy during the fourth quarter of 1996 and; favorable scientific research.

Product sales at wholesale prices and royalties on retail sales, representing the core of Franchising's ongoing revenues, comprised 92.4% and 93.6% of total franchise revenue for the twelve and thirty-six weeks ended October 11, 1997 versus 91% and 92.4% for the same period in 1996. Remaining franchising revenue included sales of stores, fixtures, franchise award fees and interest income on franchise accounts receivable. Total system-wide franchise retail sales were $106.2 million and $307.3 million for the twelve and thirty-six weeks ending October 11, 1997, an increase of $25.9 million and $68.4 million, respectively when compared with the same periods in 1996.

Presented below are the number of operating franchise stores, the number of franchises awarded but not yet open, and the number of outstanding development agreements:

                               Number of Operating Franchise Locations

                             October 11, 1997          October 12, 1996
Franchise Locations      Domestic  International   Domestic  International

At beginning of quarter   1,117          134          944          113
   Added                     65            5           73            5
   Repurchased              (50)           -          (14)           -
   Closed                    (2)          (1)           -           (1)
At end of quarter         1,130          138        1,003          117

Stores awarded but not
  yet open                  252            1          192            1
Development agreements       50          395           42          381



      Manufacturing Revenue. Total revenue generated by the Company's manufacturing segment, including sales to other segments of the Company and sales to various other third-parties, increased to 21.3%, in the twelve weeks and 24.0%, in the thirty-six weeks ended October 11, 1997 when compared with the same periods in 1996.

      Domestic intercompany sales increased 12.9% during the current quarter and 24.9% on a year to date basis when compared to the same periods in 1996. During the quarter, third-party sales increased 36.6% or $5.6 million over the same quarter in 1996. The increase in third-party sales is the result of
additional   capacity  and   improved production  efficiencies at
manufacturing.

                         Analysis of Consolidated Operating Costs and Expenses

                                12 Weeks Ended             36 Weeks Ended
                            October 11,  October 12,   October 11, October 12,
                               1997         1996           1997       1996
                                (in thousands)              (in thousands)

Cost of sales, including
  cost of warehousing,
  distribution and
  occupancy                  $170,625    $139,723       $498,500    $417,707
  Percent of net revenue         61.4%       61.7%          61.1%       61.9%

Selling, general and
  administrative             $ 63,118    $ 53,038       $186,453    $153,704
  Percent of net revenue         22.7%       23.4%          22.8%       22.8%

Restructuring charge         $      -    $      -       $      -    $ 80,243
   Percent of net revenue           -           -              -        11.9%

Operating earnings           $ 44,227    $ 33,861       $131,680    $ 22,885
   Percent of net revenue        15.9%       14.9%          16.1%        3.4%


      Cost of sales decreased as a percentage of net revenue by .3% and .8% for the twelve and thirty-six week periods ended
October 11, 1997 when compared with the same periods in 1996. The favorable decrease in cost of sales as a percentage of net revenue was attributable to the Company's ability to successfully
leverage  expenses  against  both  rising  retail  revenues   and
comparable store sales, including occupancy costs which are primarily fixed in nature. The Company was also successful in leveraging its selling, general and administrative costs against revenues during the quarter, decreasing .7% versus the same period in 1996.

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

Non-Operating Income (Expense) Analysis

      Interest expense increased $.9 million and $5.2 million for the twelve and thirty-six week periods ended October 11, 1997 when compared to the same periods in 1996. The increase in interest expense is primarily the result of $49.3 million of net additional borrowings made under the Company's revolving credit facility since the second quarter of 1996, the majority of which was to fund the Company's stock repurchase activity. Interest expense for the remainder of the year should remain higher than the previous year as a result of these additional borrowings.

Review of Financial Condition
Analysis of Liquidity and Capital Resources

      During  the  thirty-six weeks ended October 11,  1997,  the
Company's  business segments continued to contribute to increased earnings  from continuing operations.  The Company's  cash  flows from  operating, investing and financing activities as  reflected in  the  Consolidated Statements of Cash Flows are summarized  as follows:
                                    36 Weeks Ended
                                October 11,  October 12,
                                    1997        1996
                                     (in thousands)                           i

Cash provided by (used in):
  Operating activities          $ 108,858     $  47,521
  Investing activities            (62,706)      (67,075)
  Financing activities            (45,319)       19,591
Effect of exchange rate
  changes on cash                    (833)          (37)
Net change in cash              $       -     $       -




     Operating Activities. Cash provided by operating activities for the thirty-six weeks ended October 11, 1997 was $108.9 million versus $47.5 million for the same period in 1996, an increase of $61.4 million. This increase is primarily the result of increased earnings and favorable changes in the Company's operating assets and liabilities of $54.1 million.

      Investing  Activities.   The  Company's  primary  investing
activities have historically been for capital expenditures made in connection with new store construction, the remodeling of
existing   stores,  and  expansion  requirements  at   both   the
manufacturing and distribution facilities. Capital expenditures for the thirty-six weeks ended October 11, 1997 have decreased 8.4% from the same period in 1996. The Company has made payments for franchise store acquisitions of $14.5 million and $4.5 million for the thirty-six weeks ended October 11, 1997 and October 12, 1996, respectively, the result of the Company's accelerated buyback program of existing franchise store locations. The Company plans to spend between $60 million and $80 million for the franchise store buyback program.

      Financing Activities. Cash used in financing activities decreased $64.9 million for the thirty-six weeks ended October 11, 1997 versus the same period in 1996. For the thirty-six weeks ended October 11, 1997 and October 12, 1996, the Company repurchased $35.1 million and $117.3 million of treasury stock, respectively. Additional funds generated by operating activities were used to reduce debt under the Company's revolving credit facility. For the thirty-six weeks ended October 12, 1996, the
Company's primary sources of cash were $126.4 million in net borrowings on its revolving credit facility and $33.4 million in funds received from the sale, in February 1996, of approximately
1.6 million shares of its common   stock.   The  Company  utilized
this $159.5 million  of  cash  inflow  to repurchase  7.6  million
shares of the Company's  own  stock  for $117.3   million, as well
as to repay $34.0 million on its bank term loan. At October 11, 1997, the Company had $353.1 million available on its $700 million revolving credit facility after excluding $2.9 million restricted for letters of credit.


                   PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (11.1) Computation of net earnings (loss) per share is attached.

       (23)   Interim   review  report  of   the   Company's
              independent accountants, Deloitte & Touche  LLP,  for
              the   fiscal  quarter  ended  October  11,  1997   is
              attached.

     (23.1)   Letter in lieu of consent of the Company's
              independent accountants, Deloitte & Touche  LLP,  for
              the  fiscal  quarter  ended  October  11,   1997   is
              attached.

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



DATE: November 21, 1997