Form 10-K
period 1998-01-31
GENERAL NUTRITION COMPANIES INC
filed 1998-04-28
CIK 880120

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

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

     As of April 13, 1998, 82,577,225 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $2,856,910,478 based on the last reported sale price of the Common Stock on the NASDAQ Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                 INCORPORATED BY
                          DOCUMENT                            REFERENCE IN PART NO.
                          --------                            ---------------------
Portions of General Nutrition Companies, Inc. Proxy
  Statement for its 1998 Annual Meeting of Stockholders.....           III

================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I
  Item 1.  Business.........................................    1
  Item 2.  Properties.......................................   10
  Item 3.  Legal Proceedings................................   11
  Item 4.  Submission of Matters to a Vote of Security
     Holders................................................   11

PART II
  Item 5.  Market for the Registrant's Common Equity and
     Related Stockholder Matters............................   11
  Item 6.  Selected Consolidated Financial Information and
     Other Data.............................................   13
  Item 7.  Management's Discussion and Analysis of Results
     of Operations and Financial Condition..................   14
  Item 8.  Financial Statements and Supplementary Data......   19
  Item 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................   40

PART III
  Item 10. Directors and Executive Officers of the
     Registrant.............................................   41
  Item 11. Executive Compensation...........................   43
  Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................   43
  Item 13. Certain Relationships and Related Transactions...   43

PART IV
  Item 14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   44
Signatures..................................................   47

                                     PART I
ITEM 1. BUSINESS

     General Nutrition Companies, Inc. (the "Company"), collectively with its subsidiaries, is the only nationwide specialty retailer of vitamin and mineral supplements, sports nutrition products and herbs, and is also a leading provider of personal care, and other health-related products. Domestically, the Company's products are sold through 3,160 General Nutrition Centers(TM) and GNC Live Well(TM) stores ("GNC"), of which 2,086 are owned and operated by the Company and 1,074 are franchised. Additionally, the Company generates retail revenue from 50 stores operating under various names including Natures Food Centres(R), Amphora(TM) and Nature's fresh(TM). Internationally, the Company operates 20 Health and Diet Centres(R) and 19 General Nutrition Centres(R) in the United Kingdom, 34 General Nutrition Centres(R) in Canada and 1 store in New Zealand. There are also 151 operating franchise stores in 15 international markets. The Company's marketing emphasizes high-margin, value-added vitamin and mineral supplements, sports nutrition products and herbs sold under the Company's GNC proprietary brands and other nationally recognized third-party brand names.

     The Company's strategy is to increase its market share in the vitamin, mineral and supplement market and to leverage this increase to maximize profitability. The Company strives to achieve these goals through: (i) unit growth, with the addition of company-owned and franchised stores both domestically and internationally; (ii) enhanced performance at existing stores, with comparable store sales gains driven by advertising, new product introductions and updated store formats; and (iii) improved profitability through increased introduction of GNC proprietary branded products, and increased economies of scale.

     The success of the Company's strategy can be seen in its financial information with revenue and operating earnings showing compound growth rates of 21.6% and 26.6%, respectively, since 1993. Set forth below is the Company's net revenue, operating earnings, diluted earnings per common share and store information for years 1993 through 1997.

                                 COMPANY GROWTH

                                          1993       1994       1995       1996        1997
                                          ----       ----       ----       ----        ----
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
NET REVENUE..........................   $546,253   $672,945   $845,952   $990,845   $1,193,485
Operating earnings...................     75,766     97,750    137,116     60,347      191,171
Diluted earnings per share...........       0.30       0.44       0.78       0.05         1.24
OPERATING EARNINGS AS ADJUSTED*......     75,826     98,425    138,699    152,413      195,254
DILUTED EARNINGS PER SHARE AS
  ADJUSTED*..........................       0.37       0.54       0.79       0.95         1.27
NUMBER OF STORES.....................      1,553      2,115      2,543      3,047        3,435
COMPARABLE STORE SALES GROWTH (GNC
  STORES)............................      12.5%       5.8%      10.3%       0.3%         7.9%

---------------

* Operating earnings and earnings per share have been adjusted for comparative purposes, excluding non-cash compensation expenses, extraordinary items, restructuring, and non-recurring charges in all years presented.

     Unit Growth. Since 1992, the Company has opened or acquired in the United States 2,031 new GNC stores, net of closings, of which 1,112 are company-owned and 919 are franchised locations. The Company's initial growth was through company-owned stores located primarily in regional malls. Beginning in late 1992 the Company broadened its location selections to include strip shopping centers and secondary malls as well as regional malls. The Company's franchise program has also enabled the Company's expansion into secondary locations as well as into international markets. In 1997, the Company opened 371 new domestic GNC stores, of which 152 are company-owned and 219 are franchised. In 1997, the Company opened 24 General Nutrition Centres in Canada and 10 in the United Kingdom. Additionally, 30 franchise stores opened in various international markets. Additional store growth is expected in 1998 as the Company continues its store expansion program for company-owned and franchised locations. In Franchising, at January 31, 1998, there were awards and development agreements to open an additional 422 domestic and 387 international franchise locations.

     Comparable Store Sales Gains. The Company believes that it has achieved gains in comparable store sales in both company-owned and franchised GNC locations through the continued introduction, or reformulation, of value-added specialty branded products as well as through refinements of its store format. In 1997, the Company introduced more than 146 new or reformulated proprietary branded products and plans to introduce more than 200 additional products in 1998. The Company continues to focus on creating updated store formats that provide consumers with informational displays and signage in an attractive shopping environment. Historically, when the store formats are updated, comparable store sales gains in the first year after conversion are significantly better than in those stores not converted.

     Set forth below for the periods presented, are comparable store sales gains for company-owned and franchise stores in the United States.

                          COMPARABLE STORE SALES GAINS

                   STORES                       1993    1994    1995    1996    1997
                   ------                       ----    ----    ----    ----    ----
Company-owned...............................    12.5%    5.8%   10.3%    0.3%    7.9%
Franchise...................................    20.3%   19.0%   15.5%    8.5%   16.4%

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

RETAIL

PRODUCTS

     The Company's products are sold under its various proprietary brand names, including Ultra Mega(R), Solotron(R), GNC(R), Natural Brand(TM), Pro Performance(R), Challenge(TM), Herbal Plus(R), Nature's Fingerprint(TM), Preventive Nutrition(R), 24-Hour Diet(R), Quick Shot(TM), Optibolic(R), Bio-Remedy(R), Harvest of Nature(TM), Vita Worth(R), Orchard Blends(TM), Food for Thought(TM), and Opti-Body(R). In addition, the Company carries various third-party brand name products including Weider(TM), Advanced Research Products(R), Twin Lab(R), Nature's Herbs(R), Nature's Way(R), EAS(R) and Met-Rx(R). The Company's product mix focuses on high-margin, GNC proprietary branded, value-added products emphasizing vitamin and mineral supplements, sports nutrition and herbal products.

     Vitamin and Mineral Supplements. For over 62 years, vitamin and mineral supplements have represented the core of the Company's product line. Vitamins and minerals are sold in single vitamin and multi-vitamin form, and in different potency levels. Products are produced in tablets, soft gelatin and hard-shell capsules and powder forms. The Company has reformulated many of its existing private label products and added new "consumer focused" special nutritional formulas to its line of GNC proprietary branded products. These new GNC proprietary branded products are designed to meet the customers' lifestyle requirements. They have unique formulations based on the most recent science, and therefore can command a premium for the high value added. The Company places continued emphasis on these high-margin, value-added special nutritional formulas for its vitamin and mineral products sold under its GNC proprietary brand names.

     Sports Nutrition Products. Sports nutrition products are food and dietary supplements designed to be taken in conjunction with a fitness program. Management believes that these products, which include various protein and weight gain powders as well as high potency vitamin formulations, appeal to consumers who are engaged in regular exercise, including athletes who are in training to gain weight and develop their physique. Over 200 different sports nutrition products, including the Company's GNC proprietary brands and national brands, are stocked by the average GNC store.

     Herbs. The herb category has been the fastest growing category of the supplement market over the past four years. Herbal supplements are sold in various hard-shell and soft gelatin capsules, tea and liquid forms. These products are sold in both single herb and combination formulas. The Company merchandises herbs under its GNC proprietary brands Herbal Plus(R), Nature's Fingerprint(TM), Harvest of Nature(TM) and Natural Brand(TM), along with products provided by third-parties, including Nature's Way(R), Nature's Herbs(R), Kyolic(R) and Ginsana(R).

     Diet Products. The diet category consists of various formulas designed to supplement the diet of weight conscious consumers. These products are sold in various pills, teas and meal replacement drinks. The Company provides GNC proprietary brand products along with third-party products.

     Food Products. The Company sells a selection of specialty food products in its GNC stores. As commodity natural food products have become available through more distribution channels, the Company has reduced its line of food products, focusing more on proprietary branded sports drinks, sports bars, and health related snack items that carry a higher gross margin. This category has been de-emphasized as part of the Company's ongoing reallocation of shelf space to higher-margin, specialty non-food products. Through the acquisition of Nature's fresh Northwest, Inc. the Company has entered into the gourmet natural food grocery business. These stores offer a broad assortment of natural produce as well as meat, poultry, and seafood.

     Personal Care and Miscellaneous Health Care Products. The Company sells personal care products including hair care products, soaps, skin creams, lotions, bath and massage products. These products are generally termed "natural" because they contain few synthetic chemicals and additives. The Company seeks to offer products within this category, which include vitamins, herbs and other natural ingredients and avoids products which contain harsh chemicals.

     Fitness and Apparel. Certain of the Company's stores offer a variety of sports accessories, including light-line fitness equipment, weight training accessories and specialty workout apparel. In 1996, the Company discontinued selling these products in most of the company-owned stores and will merchandise selected third-party products in a limited number of stores in the future.

     Gold Card/Other. This category primarily represents sales of the Company's Gold Card. The card, for a $15 annual fee, provides customers with a 20% discount on all products purchased, both on the date the card is purchased and the first Tuesday of each month. At January 31, 1998, there were approximately
3.1 million active Gold Card members, with more than 11,500 new card holders being added each week.

     The following table is a comparison, for the last three years, of company-owned GNC retail sales in each of its major product categories and their respective percentage of total GNC retail sales:

                                                 1995                 1996                 1997
                                          ------------------   ------------------   ------------------
                                                  % OF TOTAL           % OF TOTAL           % OF TOTAL
                                          SALES     SALES      SALES     SALES      SALES     SALES
                                          -----     -----      -----     -----      -----     -----
                                                              (SALES IN MILLIONS)
Vitamins & Minerals.....................  $197        32%      $233        35%      $275        35%
Sports Nutrition........................   164        27        182        27        212        27
Herbs...................................   117        19        129        20        161        21
Diet Products...........................    46         8         39         6         55         7
Food Products...........................    21         4         18         3         17         2
Personal Care...........................    28         4         26         4         25         3
Fitness and Apparel.....................    11         2          8         1          2         1
Gold Card/Other.........................    25         4         27         4         33         4
                                          ----       ---       ----       ---       ----       ---
                                          $609       100%      $662       100%      $780       100%
                                          ====       ===       ====       ===       ====       ===

     Sales of the Company's GNC proprietary brands represented approximately 52% of the total retail sales in 1995 and 1997 and approximately 54% in 1996.

STORES

     At January 31, 1998, the Company operated a network of 2,210 retail stores, of which 2,136 were located in the United States and Puerto Rico, 73 stores in the United Kingdom and Canada, and 1 in New Zealand. The following table sets forth the number of retail stores and the respective operating names at the end of the fiscal years 1995, 1996 and 1997.

                    NUMBER OF COMPANY-OWNED STORES OPERATING
                                  AT YEAR END

                      OPERATING NAME                        1995        1996        1997
                      --------------                        ----        ----        ----
Domestic
  General Nutrition Centers...............................  1,462       1,760       2,086
  Natures Food Centres....................................    100          65          35
  Nature's fresh..........................................     --           6           6
  Amphora.................................................     --           2           9
                                                            -----       -----       -----
     Subtotal domestic stores.............................  1,562       1,833       2,136
International
  General Nutrition Centres...............................     --          20          54
  Health & Diet Centres...................................     22          20          20
                                                            -----       -----       -----
     Subtotal international stores........................     22          40          74
                                                            -----       -----       -----
     Total Company operated stores........................  1,584       1,873       2,210
                                                            =====       =====       =====

     GENERAL NUTRITION CENTERS. Most GNC stores contain between 1,200 and 1,800 square feet. Historically these GNC stores were constructed primarily in regional shopping malls ("Traditional"). Beginning in late 1992, the Company, as part of its store expansion strategy, focused its growth on strip centers and secondary mall locations ("Expansion") rather than the Traditional mall sites. While similar in sizes and profit margins, the strip center stores generate fewer customer transactions and therefore have lower annual sales volume and sales per square foot. The following table sets forth for the periods indicated, the weighted average sales per store and sales per square foot for Traditional and Expansion GNC stores.

           WEIGHTED AVERAGE SALES PER STORE AND SALES PER SQUARE FOOT

                              (SALES IN THOUSANDS)

                                         TRADITIONAL                 EXPANSION
                                      ------------------         ------------------
                                      1995   1996   1997         1995   1996   1997
                                      ----   ----   ----         ----   ----   ----
Number of Stores....................   851    836    826          618    878    910
Sales...............................  $536   $530   $560         $316   $300   $317
Sales per Square Foot...............  $327   $324   $342         $210   $199   $211

     Updated Store Formats. The Company's current store format has been utilized since 1990 and emphasizes the products and information concerning the products as a merchandising tool. The Company began the implementation of this format by converting existing GNC stores and continues to convert additional stores as their leases renew. Sales generated by updated stores have shown significant increases when compared to sales prior to conversion.

     For the past four years, the Company has been developing a new concept store with the goal of providing a unique shopping experience for GNC customers. In 1997, the Company had 17 of the prototype stores called "GNC Live Well". The GNC Live Well store offers a full line of supplements, sports nutrition, herbs, and expanded product lines, including aromatherapy, bath and spa, and a broad selection of self-care related products. These self-care products include both customized personalized vitamin plans and health and body products. This new format is designed to be a total health and self-care experience. The Company continues to evaluate and modify its store formats to maximize productivity and profitability.

     Store Management. The Company's GNC stores are currently regionalized into four divisions. Each division is led by a Vice President who, along with managers responsible for merchandising and promotions, a Financial Analyst and a network of Regional Sales Directors, manages company-owned store operations. This decentralized organization has been in existence for over nine years, allowing the Company's field management to customize stores to the demographics of particular markets, and to have responsibility for merchandise assortment, promotions, certain advertising and product pricing. In 1990, with the new emphasis on franchising, a franchise management and field support group was added to the divisional organization. This group is responsible for all aspects of the franchise field operations.

     NATURE'S FRESH. In 1996, the Company acquired Nature's fresh Northwest, Inc., a 6 store gourmet grocery store chain located in the Portland, Oregon area. These stores offer a broad assortment of natural produce, meat, poultry, and seafood as well as vitamins and health and beauty aids. The stores range in square footage from 4,500 to 31,000 square feet. The company anticipates the opening of 1 additional Nature's fresh store in the fall of 1998.

     AMPHORA. In 1996, the Company acquired Amphora, a 1 store retail concept offering aromatherapy based bath, body, and relaxation products. The Company has developed an Amphora line of products to be distributed through GNC stores and continues the testing of the Amphora retail store concept. In 1997, 7 new Amphora stores were built.

     GENERAL NUTRITION CENTRES. In 1996 the Company opened 10 stores in Canada, 9 stores in the United Kingdom and 1 store in New Zealand, to test the GNC retail concept in these international markets. The United Kingdom and New Zealand with 19 and 1 stores open, respectively, continue to be evaluated for future growth, while the Company has begun expanding its store base in Canada. At January 31, 1998 there were 34 operating Canadian stores. The Company anticipates 100 operating locations in Canada by February 6, 1999.

     HEALTH AND DIET CENTRES. The Company purchased United Kingdom based Health and Diet Centres in 1995. The stores offer products similar to that of a GNC store with a greater mix of health food products and fewer proprietary branded products. The Company introduced certain of the Company's proprietary branded products in Health and Diet Centres in 1996.

MARKETING

     Trends. The Company's current marketing and store expansion efforts have resulted in approximately a 14.2% share of the total retail supplement market, including the vitamins, minerals, herbs, and sports nutrition categories, compared with 9.7% in 1993.

     According to various sources, including Packaged Facts and Beyond Data, the retail supplement market in which the Company competes is forecasted to grow at an accelerating rate through the rest of this decade (12.7%, 13.6%, and 14.5% in 1998, 1999, and 2000, respectively), reaching $10.7 billion by 2000. This growth is driven by a combination of an aging population and increased consumer acceptance of supplements. For example, people over age 35, which account for 73% of vitamin users, will grow from 127 million in 1995 to 150 million people in the U.S. alone by the year 2005. Meanwhile, between 1993 and 1997, usage of vitamins grew from 36% of the population to 43%; usage of herbs grew from 14% of the population to 32%, and usage of sports nutrition products grew from 4.3% of the population to 7.0%. The overall alternative medicine category grew at an average of 30% versus 8% for conventional medicine from 1989 to 1993, the last year for which statistics are available.

     The Company markets its proprietary brands of specialty nutrition products through an integrated marketing program whose executional elements include television, print and radio media, storefront graphics, Gold Card member communications, and point of purchase materials. The Company further benefits from product advertising paid for entirely by third-party vendors, promoting their products and identifying GNC stores as the place to purchase these products. In 1997, the Company spent $47.6 million net on domestic retail advertising and other marketing efforts, or approximately 5.5% of retail net revenue, compared with $37.7 million, or approximately 5.2% of retail net revenue in 1996.

     Additionally, the Company's franchisees currently are required to spend up to 3% of sales on local advertising and may be required to contribute up to 3% of their retail sales to a fund utilized for national advertising. In 1995, the Company began setting up co-op advertising funds with participating franchisees in major markets. These co-ops require franchisees to contribute 2.5% of sales to the fund while the Company contributes the same percentage of sales for company-owned stores in the market. This permits the Company to pool its own funds with those of its franchisees to advertise in a more effective and cohesive way. Total dollars spent in 1997 by the co-op was $17.0 million, up from $6.1 million in 1996. There were 58 co-ops in place at January 31, 1998. An additional 7 co-op formations are anticipated in 1998.

     Advertising. The Company remains committed to positioning the GNC Brand as the customer's inspirational partner in living his or her best life. This "Live Well" positioning is communicated through a consistent and integrated approach to television, radio and print creative, media placement, in-store graphics, and other promotional materials. The Company has made substantial gains in customer perception and credibility, which management believes are a direct result of the "Live Well" market positioning and executions.

     Training. The Company has developed and tested an interactive touchscreen kiosk, which disseminates consumer information via an independent service called the BioNutritional Encyclopedia. The BioNutritional Encyclopedia allows customers to easily search through a compilation of balanced research on over 150 nutritional substances. The kiosk also features interactive product knowledge training for the store staff. Product training curriculum has been developed in electronic format for 50% of the product line, with the balance under development during 1998. Based on favorable in-market test results, the kiosk will begin rolling out to the top 60% of company-owned stores in June with completion by February 6, 1999.

     Gold Card Program. The Company's Gold Card Program has developed into a key component of the Company's marketing strategy, with membership as of January 31, 1998 of approximately 3.1 million customers. The Company believes that its Gold Card Program builds customer loyalty and makes GNC a destination-oriented retailer for customers that hold a Gold Card. Average sales per Gold Card customer increases to $52 per transaction on "Super Tuesday," the first Tuesday of every month and the day on which Gold Card holders receive a 20% discount on all purchases. The average sale per customer on Super Tuesday is nearly three times the Company's daily average. Gold Card members also receive complimentary copies of Let's Live magazine. The magazine provides information on nutrition and health and advertises special in-store promotions.

     The database marketing system for the Gold Card Program allows matching and analysis of consumer information; including who they are and what and when they buy. During 1998, the database system will be used to increase card usage and member participation rate on Super Tuesdays and during special sales and events, to sell more product to the most likely prospects based on proven buying patterns, to reduce communications costs to non-participating members, and to increase Gold Card renewal rates.

     Scientific Studies. Scientific studies are bringing new credibility to the supplement category. Consumers now list scientific research as the single most compelling factor in their category participation and purchase decisions, and well publicized new research drives massive swings in consumer demand for clinically proven nutritionals. The Company's scientific affairs group is staffed with highly qualified personnel, including Ph.D's. The group combines high quality science with GNC product developments, research support, information dissemination and regulatory affairs to enhance scientific credibility for the Company and its product lines.

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

FRANCHISING

     As a means of enhancing the Company's operating performance and building its store base, the Company, in mid 1988, opened it's first franchise location. Since that time, the success of this program has been recognized numerous times as one of the top franchise programs in the country including:

     1994: Success magazine ranks GNC Franchising, Inc. the number one franchise opportunity in a survey of over 2,000 franchise operations.

     1995: Franchise Buyer magazine ranks GNC Franchising, Inc. the number one non-food retail franchise

     1996: Franchise Times magazine ranked GNC Franchising, Inc. the sixth Retail and Specialty Franchise in the United States.

     1997: Franchise Times magazine ranks GNC Franchising, Inc. the number one franchise in a survey of the top 200 franchise businesses in the U.S.

     The Company generates revenue and income from Franchising through the initial franchise fees, the sale of product at wholesale prices, a royalty on retail sales and interest income on amounts financed by the Company for the initial purchase of the store assets and store remodels. The Company selects franchisees that will not only own but also operate the stores. The Company believes that the consistency and customer service that an owner/ operator provides is important given the specialized nature of the Company's product line. These franchises have demonstrated that GNC stores can be operated successfully in strip center locations and smaller malls that were previously considered secondary real estate by the Company. To assist the franchisee in the successful operation of the stores, the Company offers a three-part training program which includes classroom instruction, training in a company-owned location, and actual "field" training after the franchise store opens. The primary concentration of the training is product education and store operations.

     The current franchise agreements are effective for a ten year period. At the end of the franchise agreement the Company has the option to permit renewal of the agreement for another ten year period at 50% of the franchisee fee that is then in effect.

     The following table sets forth, for the years presented, the number of operating franchise locations and the number of franchise stores that were awarded, but were not yet open at the end of each year:

                    NUMBER OF OPERATING FRANCHISE LOCATIONS

                                           1995                       1996                       1997
                                 ------------------------   ------------------------   ------------------------
      FRANCHISE LOCATIONS        DOMESTIC   INTERNATIONAL   DOMESTIC   INTERNATIONAL   DOMESTIC   INTERNATIONAL
      -------------------        --------   -------------   --------   -------------   --------   -------------
At beginning of year...........    676            74           848          111         1,049          125
Added during year..............    257            37           272           22           252           30
Closed or converted............     85            --            71            8           227            4
                                   ---           ---         -----          ---         -----          ---
At end of year.................    848           111         1,049          125         1,074          151
                                   ===           ===         =====          ===         =====          ===
Stores awarded but not yet
  open.........................    267             4           218            1           352           --
Development agreements.........      6           161            41          373            70          387

     Domestic. The Company's current franchising program is directed primarily toward existing franchisees and third-parties. New franchisees to the system in 1998 are required to pay an initial fee of $30,000 for a franchise license, $25,000 if the applicant is an existing GNC franchise operator. The Company offers limited financing to qualified franchisees at current fixed interest rates of 13.75% per annum ordinarily for terms up to five years. In addition, for franchisees that are relocating or remodeling their stores, the Company offers special financing arrangements at interest rates between 9.25% and 11.25%. Once the store is established, franchisees are required to pay the Company a continuing royalty of 6% of sales, to spend up to 3% of sales on local advertising, and may be required to contribute up to 3% of sales toward a national advertising fund. Reduced license fees of $7,500 and a lower initial royalty fee of 4%, 5% and 6% for years 1, 2 and 3 with 6% for years thereafter, respectively, are offered to independently owned health food/nutrition store owners to encourage them to convert to GNC franchises.

     Franchises receive limited geographical exclusivity and are required to carry all of the Company's own GNC proprietary brand name vitamins and mineral supplements. GNC requires owners to operate the stores, and currently limits the number of stores a franchisee can own to eight. Although franchise contracts contain strict requirements for store operations, the Company cannot exercise the same degree of control over franchisees as it does over its store managers; however, the Company does retain the right to approve vendors, specific products and requires franchisees to obtain legal approval of any franchise advertising. If a franchisee does not meet specified performance and appearance criteria, the Company is permitted to terminate the franchise agreement. In these situations, the Company may take possession of the location, inventory, and equipment, and continue to operate the store as a company-owned or franchise location.

     International. A new participant in the Company's international franchise program is required to pay an initial fee of $20,000 per store. Upon the store's opening, the franchise is required to pay a continuing royalty of up to 5% of sales. The Company's strategy for international franchising is to grant a franchise for an entire country to an entity with extensive knowledge of that country's business environment and adequate capital for market penetration. International franchised stores generate sales per square foot comparable with domestic store locations. However, the Company generates less revenue from these franchises due to lower international royalty rates and a smaller percentage of products purchased from the Company. In 1997, the Company opened a net 26 international franchise locations, increasing the number of locations to 151 in international markets. At January 31, 1998, the Company had entered into development agreements to open an additional 387 stores abroad.

MANUFACTURING

     The Company's main manufacturing plant, located in Greenville, South Carolina, is one of the largest vitamin and mineral supplement manufacturing facilities in the United States. The plant, which is owned by the Company, is solely dedicated to the manufacture of vitamin, mineral, herbal and sports nutrition supplements. The Company manufactures the majority of its products in three forms: tablet, soft gelatin and hard shell capsules. The plant also manufactures certain powder products. Revenue at the facility is generated through sales to other segments of the Company and sales to various third-parties. Revenue generated through sales to other segments of the Company represented approximately 71% of total manufacturing revenue in 1997 and approximately 72% in 1996. The Company will continue to invest in the expansion of the manufacturing facility to ensure sufficient capacity to meet the demands of the Retail and Franchise businesses. To allow for increased manufacturing capacity requirements, in 1998 the Company plans to begin moving its packaging lines and finished goods inventory to a new 280,000 square foot facility to be constructed in a close proximity to the existing plant.

     The Company places added emphasis on quality control, and conducts testing on all raw materials and finished products, weight testing and purity testing in the Company's state of the art micro bacterial lab. The Company's product development and quality control team currently consists of 65 individuals, who work closely with the retail sales group and scientific affairs group to respond to new science and consumer demands to reformulate existing and develop new products. In 1997, Manufacturing developed a total of 146 new or reformulated products with over 200 scheduled for 1998.

     The principal raw materials used in the manufacturing process are natural and synthetic vitamins and gelatin. The Company maintains multiple sources for all raw materials. Currently, one vendor supplies approximately 22% of the manufacturing facility's raw materials. No other single vendor accounts for more than 8% of its raw material purchases. The Company believes multiple sources exist to meet its raw material requirements.

     In 1995, the Company acquired Health and Diet Food Company Limited, a United Kingdom manufacturing facility specializing in the packaging of vitamin supplements and manufacture of certain food and cosmetic products, sold primarily to third-parties in the U.K. and Europe as well as to the General Nutrition Centres and Health and Diet Centres stores. During 1996, the Company acquired the manufacturing operation of DFC Thompson Australia Pty Limited ("DFC"), an Australian manufacturer. On a short-term basis, the acquisition is designed to educate the Company in conducting business in that geographical area. The Company's long-term objective is to convert DFC into a manufacturing facility for GNC products, supplying needed inventory to GNC stores that the Company intends to open in Australia, New Zealand and the Pacific Rim.

WAREHOUSING AND DISTRIBUTION

     The Company currently distributes its products through three leased distribution centers with its own drivers and leased trucks as well as through contract and common carriers. Substantially all the products sold at company-owned stores, and approximately 90% of products sold by franchisees, flow through one of the Company's distribution centers. It is the Company's policy that all products be received in the Company's distribution centers to assure that such products and their labels are reviewed for compliance with the Company's Federal Trade Commission consent decrees prior to sale. Scheduled deliveries are made directly to GNC stores on a one or two-week basis. The Company's three distribution centers are located in Pittsburgh, Pennsylvania; Atlanta, Georgia; and Phoenix, Arizona. Each of the distribution centers is equipped with up-to-date automated conveyor systems and quality computer systems to meet the requirements of the continuing store expansion program.

GOVERNMENT REGULATIONS

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold. The FDA, in particular, regulates the formulation, manufacture, and labeling of dietary supplements.

     Final regulations issued on January 4, 1994 prohibit the use of any health claim in labeling for a dietary supplement unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. To date, the FDA has approved the use of health claims for dietary supplements only in connection with calcium and osteoporosis, and folic acid and neural tube defects.

     Principally through the efforts of the dietary supplement industry, on October 25, 1994, the Dietary Supplement Health and Education Act of 1994 was signed into law. The law amends the Federal Food, Drug, and Cosmetic Act and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements". This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The legislation also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the new law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling. The law also established a Commission to study and provide recommendations for the regulation of label claims and statements for dietary supplements. The Commission issued a final report on November 24, 1997. That report includes a number of recommendations. Among other things, the report "urges" the FDA and the industry to improve postmarketing surveillance of dietary supplement products for assuring safety, "urges" the FDA "to take swift enforcement action to address potential safety issues" with respect to dietary supplements, and recommends that the FDA establish a new "review panel" to evaluate "claims for botanical products that are proposed by manufacturers for drug uses." It is not yet clear whether the recommendations of the Commission will lead to any significant changes in the way that dietary supplements are regulated by the FDA.

     On September 23, 1997, the FDA issued final new regulations to implement the 1994 legislation. Among other things, these new regulations establish a procedure for dietary supplement companies to notify FDA about the intended marketing of a new dietary ingredient or about the use in labeling of statements of nutritional support. The regulations also establish a new format for nutrition labeling on dietary supplements. The new format will become mandatory on March 23, 1999, and the Company is in the process of revising all of its dietary supplements labels to be in compliance by that date.

     In 1984, the FTC instituted an investigation of GNI, a subsidiary of the Company, alleging deceptive acts and practices in connection with the advertising and marketing of certain of GNI's products. GNI accepted a proposed consent order which was finalized in 1989, under which GNI agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence. The Company had also entered into a consent order in 1970 with the FTC, which generally addressed "iron deficiency anemia" type products. As a result of routine monitoring by the FTC as to compliance with these orders, disputes arose concerning GNI's compliance with these orders, and with regard to advertising for certain hair care products. While GNI believes that, at all times, it operated in material compliance with the orders, GNI entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, GNI entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million. GNI agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. The Company does not believe that future compliance with the outstanding consent decrees will materially affect its business operations. GNI intends to petition the FTC for clarification of what it believes is ambiguous and outmoded language contained in the 1970 order and also to modify the 1989 order, to minimize future conflicts over the meaning of the orders.

     The FTC continues to monitor the Company's advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the various outstanding consent decrees and with the Federal Trade Commission Act. The Company's policy is to use advertising that complies with the consent decrees and applicable regulations. To better ensure compliance, in 1993 the Company discontinued purchasing products at the store and division levels and began to purchase centrally all third-party products for company-owned stores and third-party products distributed by the Company to franchise stores. It is also the Company's policy that all products be received in the Company's distribution centers to assure that such products and their labels are reviewed for compliance with the consent decrees prior to sale. The Company also reviews the use of third-party point of purchase materials such as store signs and promotional brochures. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decrees and applicable regulations will not occur. Approximately 90% of the products sold by franchise stores flow through one of the Company's distribution centers. Although franchise contracts contain strict requirements for store operations, including compliance with federal, state, and local laws and regulations, the Company cannot exercise the same degree of control over franchisees as it does over its company-owned stores. As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company believes it is in material compliance with the various consent decrees and with applicable federal and state rules and regulations concerning its products and marketing program. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

     The Company cannot determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. New regulations could, however, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation. Any or all of such requirements could adversely affect the Company's operations and its financial condition.

EMPLOYEES

     At January 31, 1998, the Company employed 13,834 people, of whom approximately 12,277 were employed in Retail; 1,101 were employed in Manufacturing; 73 were employed in Franchising and 383 were employed in corporate support functions. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company leases its stores, distribution centers, office facilities, and its manufacturing facilities in the United Kingdom and Australia. The major property items are leasehold improvements and furniture and fixtures found in these locations. Leasehold improvements are depreciated over the shorter of 10 years or the term of the lease. Furniture and fixtures are amortized over the estimated useful life of the assets. Of the approximately 2,136 domestic company-owned stores operating at January 31, 1998, an estimated 60% of the store leases are scheduled for renewal over the next five years.

     The Company owns its vitamin production facility in Greenville, South Carolina. The Company has made annual capital investments in the facility for expansion purposes to meet rising product demands. To allow for increased manufacturing capacity requirements, in 1998 the Company plans to begin moving its packaging lines and finished goods inventory to a new 280,000 square foot facility to be constructed in a close proximity to the existing plant.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

CAPITAL STOCK INFORMATION

Stock Exchange Listing

     The Company's common stock is traded on the NASDAQ stock market under the symbol GNCI. Options are traded on the Chicago Board Options Exchange.

COMMON STOCK PRICES:

                                                                 1996             1997
                                                              -----------      -----------
                          QUARTER                             HIGH    LOW      HIGH    LOW
                          -------                             ----    ---      ----    ---
First.......................................................  26      17 3/4   23 1/2  17 3/8
Second......................................................  21 1/4  13 1/2   28 5/8  20 1/8
Third.......................................................  19 1/2  13 1/4   30 1/2  25 1/4
Fourth......................................................  20      15 3/4   36 5/8  27 7/8

REGISTRAR AND TRANSFER AGENT:

THE BANK OF NEW YORK                               Send Certificates for Transfer and
  1-800-524-4458                                   Address Changes To:
Address Shareholder Inquires to:
Shareholder Relations Department-11E               Receive and Deliver Department-11W
P.O. Box 11258                                     P.O. Box 11002
Church Street Station                              Church Street Station
New York, NY 10286                                 New York, NY 10286
E-Mail Address:                                    The Bank of New York's Stock Transfer
Shareowner-svs@bankofny.com                        Website: http://stock.bankofny.com

     On April 13, 1998, the Company had approximately 994 stockholders of record and in excess of 26,000 beneficial shareholders. General Nutrition Companies, Inc. has never paid dividends on its Common Stock, currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. The Company's credit agreement contains certain restrictions on the Company's ability to pay dividends.

     During fiscal 1996, the Board of Directors authorized up to $160 million to be available to purchase shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. During fiscal 1997, the Board of Directors authorized an additional $150 million to be available for such purchases. At January 31, 1998 an aggregate of 11,665,000 million shares had been repurchased for $194.7 million. All repurchased shares have been retired.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

                 5-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT WEIGHTED AVERAGE SALES AND PER SHARE DATA)

                                             1993       1994       1995       1996        1997
                                             ----       ----       ----       ----        ----
OPERATING RESULTS:
Net revenue..............................  $546,253   $672,945   $845,952   $990,845   $1,193,485
Cost of sales, including costs of
  warehousing, distribution and
  occupancy..............................   340,686    419,136    519,420    614,875      726,016
Selling, general and administrative......   129,741    155,384    187,833    223,557      272,215
Restructuring charge.....................        --         --         --     80,243           --
Compensation expense--non-cash...........        60        675      1,583     11,823        4,083
                                           --------   --------   --------   --------   ----------
Earnings before interest and income taxes
  (operating earnings)...................    75,766     97,750    137,116     60,347      191,171
Interest expense.........................    23,327     19,669     20,076     17,341       22,926
Income taxes.............................    22,851     32,337     47,894     39,071       64,880
                                           --------   --------   --------   --------   ----------
Earnings before extraordinary items......  $ 29,588   $ 45,744   $ 69,146   $  3,935   $  103,365
                                           ========   ========   ========   ========   ==========
Basic earnings per share before
  extraordinary items....................  $   0.41   $   0.60   $   0.84   $   0.05   $     1.27
                                           ========   ========   ========   ========   ==========
Diluted earnings per share before
  extraordinary items....................  $   0.37   $   0.54   $   0.78   $   0.05   $     1.24
                                           ========   ========   ========   ========   ==========
OPERATING DATA:
Number of stores (at end of period)
  Company-owned domestic GNC stores......     1,044      1,181      1,462      1,760        2,086
  Company-owned other stores.............        --        184        122        113          124
  Franchised stores......................       509        750        959      1,174        1,225
                                           --------   --------   --------   --------   ----------
Total system-wide stores.................     1,553      2,115      2,543      3,047        3,435
Weighted average annual sales per square
  foot(company-owned domestic GNC
  stores)................................  $    271   $    267   $    283   $    262   $      267
Weighted average sale per customer
  (company-owned domestic GNC stores)....  $  16.08   $  17.75   $  19.60   $  21.48   $    23.74
Comparable store sales growth (company-
  owned domestic GNC stores).............     12.5%       5.8%      10.3%       0.3%         7.9%

                                       AT            AT            AT            AT            AT
                                   FEBRUARY 5,   FEBRUARY 4,   FEBRUARY 3,   FEBRUARY 1,   JANUARY 31,
                                      1994          1995          1996          1997          1998
                                      ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Working capital..................   $ 42,511      $ 74,274      $ 52,681      $133,688      $141,361
Total assets.....................    466,726       626,571       682,851       779,355       933,938
Total outstanding indebtedness...    221,207       316,501       218,472       378,869       358,348
Shareholders' equity.............    160,231       202,837       326,657       240,223       350,712

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

RESULTS OF OPERATIONS

     The Company's revenue and earnings are generated primarily from its three business segments, Retail, Franchising and Manufacturing. The following table summarizes the results by segment for years 1995, 1996 and 1997. The following information should be read in conjunction with Note 15 of Notes to the Consolidated Financial Statements.

                                                % OF TOTAL               % OF TOTAL                 % OF TOTAL
                                       1995      REVENUE        1996      REVENUE         1997       REVENUE
                                       ----      -------        ----      -------         ----       -------
                                                                  (IN THOUSANDS)
NET REVENUE:
  Retail...........................  $652,185      77.1%      $726,758      73.3%      $  868,794      72.8%
  Franchising......................   147,621      17.5        188,296      19.0          229,177      19.2
  Manufacturing....................    46,146       5.4         75,791       7.7           95,514       8.0
                                     --------     -----       --------     -----       ----------     -----
Consolidated.......................  $845,952     100.0%      $990,845     100.0%      $1,193,485     100.0%
                                     ========     =====       ========     =====       ==========     =====
OPERATING EARNINGS:
Operating earnings adjusted*
  Retail...........................  $104,495      16.0%      $ 98,282      13.5%      $  127,362      14.7%
  Franchising......................    28,281      19.2         40,714      21.6           49,546      21.6
  Manufacturing....................    28,062      60.8         38,213      50.4           48,403      50.7
  Corporate........................   (22,139)       --        (24,796)       --          (30,057)       --
                                     --------                 --------                 ----------
                                      138,699      16.4        152,413      15.4          195,254      16.4
Restructuring, non-cash
  compensation, and nonrecurring
  charges..........................     1,583       0.2         92,066       9.3            4,083       0.3
                                     --------                 --------                 ----------
Operating earnings.................   137,116      16.2         60,347       6.1          191,171      16.0
Interest expense, net..............    20,076       2.4         17,341       1.8           22,926       1.9
Income taxes.......................    47,894       5.7         39,071       3.9           64,880       5.4
                                     --------                 --------                 ----------
Net earnings.......................  $ 69,146       8.2%      $  3,935       0.4%      $  103,365       8.7%
                                     ========                 ========                 ==========

---------------

* Operating earnings before non-cash compensation, restructuring and non-recurring charges.

1997 VERSUS 1996

     Consolidated. Revenue for 1997 increased to $1.2 billion, an increase of 20.5% over 1996. The continuing success of the Company's store expansion program as well as increased demand for the Company's products resulted in 1997 revenue and earnings increases over 1996 in each of the Company's business segments; Retail, Franchising and Manufacturing. At January 31, 1998, the Company sold its products though a network of 3,435 stores, 2,210 of which are company-owned and 1,225 are franchised and are located primarily in the United States, Puerto Rico, and in 19 international markets. Additionally, revenue is generated from Manufacturing through sales to third parties. In 1997 system-wide retail sales (company-owned and franchise) from domestic GNC stores increased to $1.2 billion or 20.4% over 1996.

     Consolidated operating earnings, before restructuring, non-cash compensation costs and non-recurring items, increased in 1997 to $195.3 million or 28.1% when compared with 1996. The Company continued to leverage on its vertical integration increasing the operating earnings return on sales in 1997 to 16.4%, up from 15.4% in 1996.

     Retail. The Company sells its products at Retail primarily in GNC Stores. The Company also recognizes retail revenue from non-GNC stores including Nature's fresh, Health and Diet Centres, Amphora and Natures Food Centres. In 1997 total revenue from these non-GNC stores was $83.2 million or 9.6% of total retail revenue. GNC stores are located primarily in the U.S. and Puerto Rico ("DOMESTIC"). At January 31, 1998 there were 2,086 domestic company-owned GNC stores as well as 34 in Canada, 19 in the United Kingdom, and 1 store in New Zealand.

     Revenue from domestic GNC stores was $780.3 million in 1997 compared with $661.6 million in 1996. The revenue increase was generated through comparable store sales increases of 7.9% generated through effective advertising and new product offerings, and the net addition of 326 new stores which included 222 franchise stores that were converted to company-owned locations. As a result of the increases to revenue from comparable store sale increases and franchise store acquisitions, operating earnings increased to $131.2 million in 1997, a 29% increase over 1996.

     Franchising. Revenue from Franchising increased to $229.2 million, a 21.7% increase over 1996. Franchising revenue is generated primarily from product sales at wholesale prices and royalties on franchise retail sales. These categories represented 92.7% of total franchise revenue in 1997 versus 90.6% in 1996. Additionally, revenue is generated from the initial franchise license fee, sales of store fixtures and graphics materials and interest income for the financing of the purchase of the store.

     In 1997 retail sales from franchised locations increased to $408.2 million, a 17.4% increase over 1996. Franchise stores which were open more than 1 year reported comparable store sales increases of 16.4% in 1997 compared with 8.5% in 1996. Those franchises that were in their first year of reporting comparable store sales had 1997 sales increases of 33.7% when compared with the sales in their first year of operations.

     Operating earnings from Franchising improved to $49.5 million, a 21.7% increase over 1996. The improvement in earnings was primarily the result of increases in royalties and product sales caused by the 16.4% rise in comparable store sales, as well as the net addition of 51 new franchise locations in 1997.

     The Company believes that the improvement in revenue and operating earnings from store growth will continue in 1998 as a result of existing franchise license awards where the store locations are not yet opened. At January 31, 1998 there were, through awards or development agreements, 422 domestic and 387 international license fees paid for store locations that were not yet open.

     Manufacturing. Revenue from Manufacturing in 1997 increased to $95.5 million, a 26.0% increase over 1996. Total revenue, including intersegment sales which are eliminated from consolidated revenue, increased to $298.6 million, a 24.5% over the previous year. Manufacturing revenue is generated primarily from its supplement facility in Greenville, South Carolina. In 1997, the South Carolina facility had sales to third parties of $80.6 million, a 25.3% increase over 1996 sales. Intersegment sales, which represent the majority of the facility's production, were $200.7 million, or 23.2% over last year. The increases in revenue continue to be driven by the demand for commodity vitamins from third parties as well as the success of the Company's store expansion program which increased the internal demand. Revenue from the manufacturing facilities in Australia and the United Kingdom was $14.9 million or 15.6% of total manufacturing revenue. In addition these facilities generated $2.3 million of the intersegment sales.

     The Company believes that both third-party and intersegment sales will continue to increase in 1998 as the plant capacity grows with a new facility scheduled to be operational in early 1999, as well as the continuance of the Company's store expansion program.

     As a result of the increases in revenue, operating earnings in Manufacturing increased to $48.4 million or 26.7% over 1996.

     Non-Operating Expenses. Interest expense, including amortization of deferred financing fees, increased to $22.9 million in 1997 compared with $17.3 million in 1996. The increase in interest expense for 1997 when compared with 1996 is primarily the result of additional borrowings on the Company's revolving credit facility to repurchase 1,665,000 shares of the Company's common stock for $35.1 million in the second quarter of 1997 and to fund the repurchase of 222 franchise locations completed primarily in the third and fourth quarters of 1997.

     Non-cash Compensation Expense. In 1997, the Company recorded $4.1 million of non-cash compensation expense associated with its Management Stock Purchase and Option plans compared with $11.8 million in 1996.

1996 VERSUS 1995

     Consolidated. During 1996, consolidated revenue increased to $990.8 million from $846.0 million in 1995. This 17.1% increase was generated through growth in each of the Company's business segments as a result of the continuing store expansion program that the Company began in the early 1990's. At February 1, 1997, the Company sold its products through 1,873 company-owned and 1,174 franchise stores located in all 50 states, Puerto Rico and 18 international markets. Total system-wide domestic GNC retail sales, which includes franchise retail sales, increased to $987.3 million in 1996 from $873.0 million in 1995, an increase of 13.1%.

     Consolidated operating earnings, before restructuring, compensation, and non-recurring charges increased 9.9% to $152.4 million compared with $138.7 million in 1995. The increase was generated by the Company's Franchising and Manufacturing segments which continued to leverage the store expansion program. Consolidated operating earnings declined as a percentage of net revenue by 1% to 15.4% due primarily to three major factors: i) reduced sales in Retail's Traditional stores coupled with increases in wages and certain occupancy costs in those stores; ii) new stores operating earnings as a percentage of sales are lower, on average, than existing locations until the new stores reach their third year of operations and; iii) advertising expenditures were increased in 1996 to $42.1 million or 4.3% of net revenue compared with $33.4 million or 4.0% in 1995.

     Retail. Consolidated retail revenue was $726.8 million in 1996 versus $652.2 million in 1995, an increase of 11.4%. The Company's retail revenue is generated primarily from the operation of GNC stores, the Company's core retail business. GNC stores contributed $661.6 million and $608.8 million in retail revenue in 1996 and 1995, or 91.0% and 93.3% of consolidated retail revenues, respectively. The percentage of retail revenue contributed by GNC stores decreased during 1996 as a result of increased sales made by the Company's non-GNC store retail businesses, Natures Food Centres, Health and Diet Centres, Nature's fresh, and Amphora. Comparable store sales for GNC stores increased by 0.3% in 1996 and 10.3% in 1995. Comparable store sales were negatively affected in 1996 as a result of a decline in diet and herb product sales, the world-wide shortage of natural vitamin E, which the Company uses in many of its products including most multiple vitamins, and negative publicity concerning ephedra products.

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

     Franchising. Revenue contributed by the franchise segment increased to $188.3 million in 1996 from $147.6 million in 1995, an increase of 27.6%. Franchising revenues accounted for 19.0% and 17.5% of consolidated revenues in 1996 and 1995, respectively. Franchise revenue and profits are generated primarily from the sale of products at wholesale prices to franchisees and the royalties collected on the franchisees' retail sales. Retail sales in the franchise stores increased to $347.8 million in 1996 versus $277.8 million in 1995. Royalties and wholesale sales represented 90.6% and 90.3% of revenue in 1996 and 1995, respectively. Franchisees reported comparable store sales increases of 8.5% in 1996 compared with 15.5% in 1995. Those franchisees that are in their first year of reporting comparable store sales reported a 21.1% increase over their first year of operations.

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

     Third-party sales, at the Greenville, South Carolina facility increased by 44.6%, attributable primarily to the increase in demand for commodity vitamins and the availability of additional plant capacity to service third-party customers. Despite the favorable increase in third-party product sales during 1996, operating earnings in Manufacturing decreased as a percentage of manufacturing revenue by 10.4%. Operating earnings in Manufacturing were 50.4% of net manufacturing revenues in 1996 compared with 60.8% in 1995. The percentage decrease reflects the operating earnings generated from both third-party and intersegment sales as a ratio to third-party sales only. The ratio of operating earnings to net third-party revenue will be effected at the consolidated level as third-party sales increase or decrease when compared with the previous year.

     The Company's manufacturing operations located in the United Kingdom, Health and Diet Food, and DFC Thompson in Australia accounted for 5.2% of total manufacturing revenue, including sales to other segments. Third-party sales at Health and Diet Food and DFC Thompson were $11.6 million or 15.3% of consolidated third-party revenues.

     Non-Operating Expenses. Interest expense, including amortization of deferred financing fees, declined to $17.3 million in 1996 compared with $20.1 million in 1995. The decline in interest expense for 1996 was primarily the result of two events; i) in February 1996, the Company sold 1.6 million shares of common stock and repaid $34.0 million on its bank term loan and; ii) in March 1996, the Company amended and restated the existing credit agreement providing for a revolving credit facility with reduced interest rates which were based on prime or Eurodollar rates plus an add on margin of .5%. The reduction in interest expense as a result of these events was partially offset by the increased borrowings required to finance the stock repurchases made during the year.

     Restructuring and Compensation Expense Charges. During 1996, the Company recorded two non-cash charges which significantly impacted the statement of operations. A restructuring charge of $80.2 million was recorded related to the write-off of goodwill, property, and equipment, inventories, and other assets associated with management's decision to discontinue the Natures Food Centres concept and certain categories of products including fitness and apparel and the Company's then current line of cosmetics. The Company also recorded a charge to compensation expense of $11.8 million in connection with the 1996 Management Stock Purchase and Option plans.

REVIEW OF FINANCIAL CONDITION

     Analysis of Liquidity and Capital Resources. In the years presented, the primary sources of cash have been the Company's operations, amounts available on the revolving credit facility, and proceeds from the issuance of common stock. The primary uses of cash in each of the years reported, have been to fund the Company's store expansion program through the construction of new stores, renovation of existing stores, the acquisition of independent and franchised locations, and in 1996 and 1997 to repurchase the Company's common stock. The average cost to build or renovate an average GNC store ranges from $63,000 to $117,000, depending on type and size of the store. Additionally, the Company continues to increase capacities at its distribution and manufacturing facilities. The Company will continue its store, distribution and manufacturing expansion programs in 1998 and will fund the requirements for these programs primarily from operations and through borrowings on the revolving credit facility. The Company has no material commitments to make capital expenditures during 1998.

     The Company's cash flows from operating, investing, and financing activities as reflected in the Consolidated Statements of Cash Flows (see Item
8) are summarized as follows:

                                                                   YEAR ENDED
                                                 -----------------------------------------------
                                                 FEBRUARY 3,       FEBRUARY 1,       JANUARY 31,
                                                    1996              1997              1998
                                                    ----              ----              ----
                                                                 (IN THOUSANDS)
Cash provided by (used in)
  Operating activities.........................   $125,666          $  63,444         $ 141,642
  Investing activities.........................    (82,776)          (107,380)         (143,456)
  Financing activities.........................    (42,788)            43,351             2,615
  Effect of exchange rate changes on cash......       (102)               585              (801)
                                                  --------          ---------         ---------
Net change in cash.............................   $     --          $      --         $      --
                                                  ========          =========         =========

     Operating Activities. Increased earnings in each of the Company's three business segments: Retail, Franchising and Manufacturing, coupled with favorable balance sheet changes, pushed cash provided by operations to $141.6 million, a 123.3% and 12.7% increase over 1996 and 1995, respectively. Receivables and inventory grew by $9.5 million and $37.2 million respectively, in 1997 as the Company continued it's successful store expansion program though franchising and new company-owned locations.

     Investing Activities. The Company's primary use of funds in 1995 and 1996 was for capital expenditures, and in 1997 was to fund the repurchase, by the Company, of 222 franchise locations for approximately $78.9 million.

     Capital expenditures were $57.2 million, $69.9 million and $57.9 million for 1995, 1996, and 1997 respectively. The majority of the capital spending was to build new stores, relocate or remodel existing locations and to expand the Company's manufacturing and distribution capacity.

     In 1997, the Company advanced $8.4 million to a related party who, as a partner with the Company, has refurbished an office building in Pittsburgh, Pennsylvania to serve as the Company's headquarters. The Company is permitted to lend up to $30.0 million under the terms of its existing revolving credit facility.

     Financing Activities. In 1997, the Company amended and restated its credit agreement to increase the maximum borrowing availability on the revolving credit facility from $400 million to $700 million. The Company incurred a cost of $1.8 million in connection with this transaction. At January 31, 1998 the Company, after a letter of credit restriction of $2.9 million, had $341.4 million available on its revolving credit facility.

     In 1996 and 1997 the Company's Board of Directors authorized the use of up to $310 million for the repurchase of the Company's common stock. At January 31, 1998, the Company had utilized $194.7 million to purchase 11,665,000 shares of common stock. All repurchased shares have been retired.

     Subsequent Event. Subsequent to January 31, 1998, the Company sold options to purchase 2.0 million shares of the Company's common stock on the open market at various prices with an average price of approximately $35.76 per share. These options expire in July 1998. The Company received $4.2 million in proceeds from the sale of these options.

     Year 2000. In 1996, the Company began the necessary modifications to existing computer systems to meet the year 2000 requirements and expects to complete these modifications early in 1999. Costs associated with system modification are expensed as incurred and will not have a material impact on the Company's results of operations nor its ability to provide the necessary requirements for the Company's operations.

     Market Risk. The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments. The Company's primary market risk exposure relates to interest rate risk. The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS
GENERAL NUTRITION COMPANIES, INC.

     We have audited the accompanying consolidated balance sheets of General Nutrition Companies, Inc. and subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended January 31, 1998, February 1, 1997, and February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Nutrition Companies, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997 and the results of their operations and their cash flows for the years ended January 31, 1998, February 1, 1997, and February 3, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

April 20, 1998
Pittsburgh, Pennsylvania

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                                 ----           ----
ASSETS
Current Assets:
  Receivables, net..........................................   $ 58,711       $ 75,274
  Inventories...............................................    198,361        244,196
  Deferred taxes............................................     18,903         14,190
  Other current assets......................................     17,498         29,305
                                                               --------       --------
     Total current assets...................................    293,473        362,965
Note due from related party.................................     12,380         21,960
Property, plant and equipment, net..........................    175,352        207,975
Other assets................................................     32,024         33,895
Deferred financing fees, net of accumulated amortization of
  $1,538 and $2,646.........................................      3,066          3,710
Goodwill, net of accumulated amortization of $52,907 and
  $62,327...................................................    263,060        303,433
                                                               --------       --------
                                                               $779,355       $933,938
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 79,958       $126,905
  Accrued salaries, wages, vacations and related taxes......     17,198         23,542
  Accrued income taxes......................................      7,008          4,825
  Other current liabilities.................................     54,637         65,392
  Long-term debt, current portion...........................        984            940
                                                               --------       --------
     Total current liabilities..............................    159,785        221,604
Long-term debt..............................................    377,885        357,408
Deferred taxes..............................................      1,462          4,214
Commitments and contingencies...............................         --             --
Shareholders' Equity:
Common stock, $.01 par value:
  Authorized 200,000,000 shares, issued and outstanding,
  including shares in treasury, 91,287,289 shares at
  February 1, 1997 and 81,930,801 shares at January 31,
  1998......................................................        913            819
Additional paid-in capital..................................    319,297        171,224
Stock options outstanding...................................     10,917          7,693
Subscriptions receivable....................................     (3,295)        (3,598)
Currency translation adjustment.............................        483           (318)
Accumulated earnings........................................     71,527        174,892
                                                               --------       --------
                                                                399,842        350,712
Treasury stock, at cost, 10,000,000 shares at February 1,
  1997......................................................   (159,619)            --
                                                               --------       --------
                                                                240,223        350,712
                                                               --------       --------
                                                               $779,355       $933,938
                                                               ========       ========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED
                                                          -----------------------------------------
                                                          FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                             1996           1997           1998
                                                           --------       --------      ----------
Net revenue.............................................   $845,952       $990,845      $1,193,485
Cost of sales, including costs of warehousing,
  distribution and occupancy............................    519,420        614,875         726,016
                                                           --------       --------      ----------
                                                            326,532        375,970         467,469

Selling, general and administrative.....................    179,314        214,002         262,726
Compensation expense--non-cash..........................      1,583         11,823           4,083
Amortization of goodwill................................      8,519          9,555           9,489
Restructuring charge....................................         --         80,243              --
                                                           --------       --------      ----------
Operating earnings......................................    137,116         60,347         191,171
Interest expense, net...................................     20,076         17,341          22,926
                                                           --------       --------      ----------
Earnings before income taxes............................    117,040         43,006         168,245
Income taxes............................................     47,894         39,071          64,880
                                                           --------       --------      ----------
Net earnings............................................   $ 69,146       $  3,935      $  103,365
                                                           ========       ========      ==========
Basic earnings per share................................   $   0.84       $   0.05      $     1.27
                                                           ========       ========      ==========
Basic weighted average number of shares outstanding.....     82,406         84,907          81,140
                                                           ========       ========      ==========
Diluted earnings per share..............................   $   0.78       $   0.05      $     1.24
                                                           ========       ========      ==========
Diluted weighted average number of shares outstanding...     89,836         86,294          83,227
                                                           ========       ========      ==========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         ADDITIONAL      STOCK                        CURRENCY     ACCUMULATED
                                COMMON    PAID-IN       OPTIONS     SUBSCRIPTIONS   TRANSLATION     EARNINGS/    TREASURY
                                STOCK     CAPITAL     OUTSTANDING    RECEIVABLE     ADJUSTMENTS     (DEFICIT)      STOCK
                                -----     -------     -----------    ----------     -----------     ---------      -----
BALANCE, FEBRUARY 4, 1995.....  $ 768    $ 198,605      $ 4,966        $    --         $  --        $ (1,502)    $      --
Net earnings..................     --           --           --             --            --          69,146            --
Common stock issued...........     --          341           --             --            --              --            --
Stock options granted.........     --           --        1,583             --            --              --            --
Stock options exercised.......     10        9,725       (1,780)            --            --              (4)           --
Warrants exercised............     16        3,163           --             --            --              (8)           --
Conversion of junior
  subordinated notes..........     82       39,913           --             --            --             (40)           --
Business combination..........      1        1,774           --             --            --              --            --
Translation adjustments.......     --           --           --             --          (102)             --            --
                                -----    ---------      -------        -------         -----        --------     ---------
BALANCE, FEBRUARY 3, 1996.....    877      253,521        4,769             --          (102)         67,592            --
Net earnings..................     --           --           --             --            --           3,935            --
Common stock issued...........     23       44,064           --             --            --              --            --
Subscriptions receivable from
  stock sales.................     --           --           --         (3,295)           --              --            --
Stock options granted.........     --           --        7,492             --            --              --            --
Stock options exercised.......      7        9,645       (1,344)            --            --              --            --
Sale of put options...........     --        2,850           --             --            --              --            --
Treasury stock purchases......     --           --           --             --            --              --      (159,619)
Business combination..........      6        9,217           --             --            --              --            --
Translation adjustments.......     --           --           --             --           585              --            --
                                -----    ---------      -------        -------         -----        --------     ---------
BALANCE, FEBRUARY 1, 1997.....    913      319,297       10,917         (3,295)          483          71,527      (159,619)
Net earnings..................     --           --           --             --            --         103,365            --
Common stock issued...........      3        7,699           --             --            --              --            --
Subscriptions receivable from
  stock sales.................     --           --           --           (303)           --              --            --
Stock options exercised.......     20       33,362       (3,224)            --            --              --            --
Sale of put options...........     --        5,440           --             --            --              --            --
Treasury stock activity,
  net.........................   (117)    (194,574)          --             --            --              --       159,619
Translation adjustments.......     --           --           --             --          (801)             --            --
                                -----    ---------      -------        -------         -----        --------     ---------
BALANCE, JANUARY 31, 1998.....  $ 819    $ 171,224      $ 7,693        $(3,598)        $(318)       $174,892     $      --
                                =====    =========      =======        =======         =====        ========     =========


                                  TOTAL
                                  -----
BALANCE, FEBRUARY 4, 1995.....  $ 202,837
Net earnings..................     69,146
Common stock issued...........        341
Stock options granted.........      1,583
Stock options exercised.......      7,951
Warrants exercised............      3,171
Conversion of junior
  subordinated notes..........     39,955
Business combination..........      1,775
Translation adjustments.......       (102)
                                ---------
BALANCE, FEBRUARY 3, 1996.....    326,657
Net earnings..................      3,935
Common stock issued...........     44,087
Subscriptions receivable from
  stock sales.................     (3,295)
Stock options granted.........      7,492
Stock options exercised.......      8,308
Sale of put options...........      2,850
Treasury stock purchases......   (159,619)
Business combination..........      9,223
Translation adjustments.......        585
                                ---------
BALANCE, FEBRUARY 1, 1997.....    240,223
Net earnings..................    103,365
Common stock issued...........      7,702
Subscriptions receivable from
  stock sales.................       (303)
Stock options exercised.......     30,158
Sale of put options...........      5,440
Treasury stock activity,
  net.........................    (35,072)
Translation adjustments.......       (801)
                                ---------
BALANCE, JANUARY 31, 1998.....  $ 350,712
                                =========

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                              -----------------------------------------
                                                              FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                                 1996           1997           1998
                                                                 ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  69,146      $    3,935     $  103,365
                                                              ---------      ----------     ----------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Restructuring charge....................................         --          80,243             --
    Compensation expense....................................      1,583          11,823          4,083
    Depreciation and amortization...........................     32,196          40,533         44,005
    Amortization of deferred financing fees.................        576             649          1,108
    Decrease (increase) in deferred taxes...................      1,322         (10,388)         7,465
    Other...................................................      2,859             392            257
    Change in operating assets and liabilities:
      Increase in receivables...............................     (1,316)        (18,129)        (9,506)
      Increase in inventories...............................     (3,956)        (54,590)       (37,208)
      Increase in other assets..............................     (2,143)         (2,672)          (585)
      Increase in accrued taxes.............................      6,931           6,353          9,188
      Increase in accounts payable and accrued
        liabilities.........................................     15,563          10,884         24,593
      (Decrease) increase in other working capital items....      2,905          (5,589)        (5,123)
                                                              ---------      ----------     ----------
        Total adjustments...................................     56,520          59,509         38,277
                                                              ---------      ----------     ----------
Net cash provided by operating activities...................    125,666          63,444        141,642
                                                              ---------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (57,244)        (69,853)       (57,901)
  Decrease (increase) in franchisee notes receivable........     (7,521)         (8,024)         1,964
  Payments for store acquisitions...........................     (7,934)         (8,081)       (78,867)
  Payments made for acquisitions, net of cash acquired......     (5,168)        (14,287)          (256)
  Loan to related party.....................................     (4,725)         (7,135)        (8,396)
  Other.....................................................       (184)             --             --
                                                              ---------      ----------     ----------
Net cash used in investing activities.......................    (82,776)       (107,380)      (143,456)
                                                              ---------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings on revolving credit facility....    (39,900)        193,901        (19,500)
  Retirement of long-term debt..............................    (16,000)        (36,268)            --
  Book balance bank overdraft...............................      8,892           3,866         32,362
  Decrease in capital lease obligations.....................     (2,133)         (1,361)        (1,021)
  Redemption of redeemable preferred stock..................       (134)           (450)          (184)
  Net proceeds from issuance of common stock................      3,316          41,006         22,342
  Exercise of warrants to purchase common stock.............      3,171              --             --
  Net payments for treasury stock...........................         --        (159,619)       (35,072)
  Proceeds from sale of put options.........................         --           2,850          5,440
  Increase in deferred financing fees.......................         --            (574)        (1,752)
                                                              ---------      ----------     ----------
Net cash (used in) provided by financing activities.........    (42,788)         43,351          2,615
Effect of exchange rate changes on cash.....................       (102)            585           (801)
                                                              ---------      ----------     ----------
Net change in cash..........................................         --              --             --
                                                              ---------      ----------     ----------
Beginning and ending balance, cash..........................  $      --      $       --     $       --
                                                              =========      ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $  20,159      $   17,121     $   22,940
    Income taxes............................................  $  39,769      $   41,556     $   51,807

---------------

Non-cash transactions:

(a) The Company issued 595,000 shares with a value of approximately $9.2 million in 1996 as part of the acquisition of Nature's fresh Northwest, Inc.

(b) The Company extended net loans to executives of $3.3 million and $0.3 million in 1996 and 1997 ,respectively, relating to the 1996 Management Stock Purchase Plan.

(c) The Company converted $40 million of its junior subordinated notes in 1995 into approximately 8.2 million shares of common stock at a rate of $4.88 per share.

(d) The Company recorded a tax benefit of $4.9 million, $3.8 million, and $11.4 million in 1995, 1996, and 1997, respectively, primarily as a result of stock option activity.

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

     Revenue Recognition. The Company operates predominately as a retailer through company-owned and franchised stores, a majority of which are located in the 50 United States, Puerto Rico, and 19 international markets. The retail stores offer a variety of vitamin and mineral supplements, sports nutrition products and herbs. The retail stores are also a leading provider of personal care, and other health-related products. The retail segment recognizes revenue at the moment that a sale to a customer is recorded.

     The Company's franchise segment generates revenues through franchise fees, product sales to franchisees, royalties, and interest income on the financing of the franchise locations. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Franchise fees are recognized by the Company at the time of a franchise store opening. Revenue on product sales to franchisees is recognized by the Company as product is shipped. Remaining sources of income are recognized as earned.

     The manufacturing segment sells product primarily to the other Company segments and to a lesser degree to third-party customers. Revenue is recognized as product is shipped. All intercompany transactions are eliminated in consolidation.

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

     Cash. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At February 1, 1997, and January 31, 1998, cash overdrafts of $3.9 million and $32.6 million, respectively, were included in accounts payable.

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

                       GENERAL NUTRITION COMPANIES, INC.

     Amortization of goodwill is provided on a straight-line basis over 40 years, except for goodwill associated with the purchase of existing franchise stores, acquisitions of independent stores, and certain business combinations, for which the amortization periods range from 15 to 25 years.

     Depreciation and amortization of property, plant and equipment was $23.7 million, $30.9 million and $34.4 million for the years ended February 3, 1996, February 1, 1997, and January 31, 1998, respectively.

     Amortization of deferred financing fees is provided using the straight-line method, which approximates the effective interest rate method, over the term of the related debt.

     The Company periodically evaluates its long-lived assets to determine that the carrying values have not been impaired.

     Advertising Expenditures. The Company recognizes advertising expense as it is incurred. Advertising expense was $33.4 million, $42.1 million and $53.5 million, respectively, for the years ended February 3, 1996, February 1, 1997, and January 31, 1998.

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

     Treasury Stock. In 1996 and 1997, the Company's Board of Directors authorized the use of up to $310 million to repurchase the Company's common stock in the open market. In 1997 the Company retired 11.7 million shares it had purchased at an average cost of $16.69 per share during 1996 and 1997 and held in treasury. The Company's revolving credit facility limits the amount of common stock that can be repurchased.

     Note Due From Related Party. The Company is a limited partner in a partnership that purchased and operates a building in Pittsburgh, Pennsylvania, which serves as the Company's headquarters. The related party note associated with this relationship is a demand note which includes the option to borrow up to $30 million, with interest rates based on the Company's borrowing rate plus a margin percentage. The Company does not anticipate the amount due under the note will be repaid prior to February 7, 1999.

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

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 2. RECEIVABLES

     Receivables at period end consisted of the following:

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                                 ----           ----
                                                                    (IN THOUSANDS)
Franchise...................................................    $26,880        $31,380
Manufacturing trade.........................................     20,373         26,573
Current portion of franchise notes..........................      9,394          9,954
Other.......................................................      3,947          9,183
Allowance for uncollectible accounts........................     (1,883)        (1,816)
                                                                -------        -------
                                                                $58,711        $75,274
                                                                =======        =======

NOTE 3. INVENTORIES

     Inventories at period end consisted of the following:

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                                 ----           ----
                                                                    (IN THOUSANDS)
Product ready for sale......................................   $158,539       $201,155
Unpackaged bulk product and raw materials...................     36,382         39,203
Packaging supplies..........................................      3,440          3,838
                                                               --------       --------
                                                               $198,361       $244,196
                                                               ========       ========

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at period end consisted of the following:

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                                 ----           ----
                                                                    (IN THOUSANDS)
Land, buildings and improvements............................   $ 16,920       $ 19,686
Machinery and equipment.....................................     60,209         82,039
Leasehold improvements......................................     73,839         87,830
Furniture and fixtures......................................     88,310        114,500
Capital leases..............................................      4,554          4,554
Construction in progress....................................     10,757          6,013
                                                               --------       --------
                                                                254,589        314,622
Less accumulated depreciation...............................     79,237        106,647
                                                               --------       --------
                                                               $175,352       $207,975
                                                               ========       ========

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 5. OTHER ASSETS

     Other assets at period end consisted of the following:

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                                 ----           ----
                                                                    (IN THOUSANDS)
Franchise notes, less current portion.......................    $29,429        $32,107
Other.......................................................      2,595          1,788
                                                                -------        -------
                                                                $32,024        $33,895
                                                                =======        =======

     The notes from the Company's franchisees are demand notes, payable primarily over five years. Interest accrues principally at the rate of 13.75% per annum and is payable monthly.

NOTE 6. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt at period end consisted of the following:

                                                  INTEREST      FEBRUARY 1,    JANUARY 31,
                                                    RATE           1997           1998
                                                    ----           ----           ----
                                                               (IN THOUSANDS)
Bank revolving credit facility..................  5.63-8.50%     $375,200       $355,700
Capital leases..................................                    3,669          2,648
                                                                 --------       --------
                                                                  378,869        358,348
Current maturities..............................                      984            940
                                                                 --------       --------
                                                                 $377,885       $357,408
                                                                 ========       ========

     During fiscal 1997, the Company amended and restated its existing credit agreement. The amended and restated agreement provides for a $700 million revolving credit facility due March 31, 2002 and subjects the Company to certain restrictions and covenants, including the restriction to pay dividends. Interest on the facility is variable based on certain published prime and/or Eurodollar borrowing rates, plus or minus applicable margin adjustments. Prime advances are subject to margin adjustments ranging from -.75% to 0%, based on term and dollar limitations, with Eurodollar advances being subject to margin adjustments ranging from 0.5% to 1.5% based upon financial performance covenants. At January 31, 1998, the average rates for prime and Eurodollar borrowings were 8.50% and 5.40%, respectively. The revolving credit facility is guaranteed by the Company, which guaranty is secured by the capital stock of General Nutrition, Incorporated ("GNI") and also by its domestic subsidiaries. At January 31, 1998 the Company had $341.4 million available on its revolving credit facility after excluding $2.9 million restricted for letters of credit.

     Prior to the amendment, the agreement provided for a revolving credit facility of $400 million. Interest on the facility was variable based on prime and/or Eurodollar rates plus add on margins of 0.5%.

     At January 31, 1998, the Company's total long-term debt maturities are as follows:

                                                         (IN THOUSANDS)
                                                         --------------
1998...................................................     $    940
1999...................................................          814
2000...................................................          268
2001...................................................          264
2002...................................................      356,005
Thereafter.............................................           57
                                                            --------
                                                            $358,348
                                                            ========

                       GENERAL NUTRITION COMPANIES, INC.

     The Company's net interest expense for all periods is as follows:

                                                                  YEAR ENDED
                                                   -----------------------------------------
                                                   FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                      1996           1997           1998
                                                      ----           ----           ----
                                                                (IN THOUSANDS)
Composition of interest expense:
  Interest on debt...............................    $19,754        $17,336        $23,422
  Amortization of deferred financing fees........        576            649          1,108
  Interest income................................       (254)          (644)        (1,604)
                                                     -------        -------        -------
                                                     $20,076        $17,341        $22,926
                                                     =======        =======        =======

NOTE 7. RESTRUCTURING CHARGE

     During the year ended February 1, 1997, the Company recorded a restructuring charge of $80.2 million. The charge recorded by the Company related to the write-off of goodwill, property and equipment, inventories, and other assets associated with management's decision to discontinue the Nature Food Centres ("NFC") retail concept. The charge for NFC of $66.7 million included $52.7 million of goodwill. The remaining $13.5 million of the recorded charge related to unproductive assets, primarily inventory relating to Natural Solutions cosmetics and fitness and apparel products, all of which have been discontinued, as well as the excess costs resulting from retrofitting the Alive prototype store.

NOTE 8. RETIREMENT PLANS

     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees with more than three months of service. The plan provides for employee contributions of 1% to 15% of individual compensation into deferred savings and provides for Company contributions of 25-45% of the first 5% of participant's contributions. The Company may make additional contributions based upon the achievement of performance goals established by the Board of Directors. The Company made cash contributions of $1.1 million in 1995 and 1996 and $1.0 million in 1997.

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

     Franchise revenue related to this initial fee is as follows:

                                                                  YEAR ENDED
                                                   -----------------------------------------
                                                   FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                      1996           1997           1998
                                                      ----           ----           ----
                                                            (DOLLARS IN THOUSANDS)
Initial franchise fee............................    $5,550         $6,680         $6,512
                                                     ======         ======         ======
Number of operating franchised stores:
  Beginning of period............................       750            959          1,174
  Sales to franchisees...........................       294            294            282
  Stores acquired/closed.........................       (85)           (79)          (231)
                                                     ------         ------         ------
End of period....................................       959          1,174          1,225
                                                     ======         ======         ======

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 10. FINANCIAL INSTRUMENTS

     At January 31, 1998 and February 1, 1997, the Company's fair values of financial instruments approximates their carrying values. The values of the financial instruments at January 31, 1998, and February 1, 1997, respectively, were as follows: Long-term receivables, $54.1 million and $41.8 million; Bank revolving credit facility, $355.7 million and $375.2 million.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Long-term receivables: The carrying amounts approximate fair value as the rate reflects the risk of the debt carried.

     Bank debt: The bank loans carrying value approximate fair value as the rates of borrowing are variable based on current market rates.

NOTE 11. LONG-TERM LEASE OBLIGATIONS

     The Company has operating leases covering its retail store locations. The leases generally provide for an initial term of between five and ten years, and some include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of common operating expenses, and most require additional rentals based on a percentage of sales in excess of specified levels ("Percent Rent"). Real estate taxes, insurance and other executory costs may be included in the rental payment or charged in addition to rent. In either case, they have been included in common operating expense. Other leases cover transportation equipment, data processing equipment, distribution facilities and corporate headquarters.

     The composition of the Company's rental expense for all periods presented included the following components:

                                                                  YEAR ENDED
                                                   -----------------------------------------
                                                   FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                      1996           1997           1998
                                                      ----           ----           ----
                                                                (IN THOUSANDS)
Retail Stores:
Rent on long-term operating leases, net of
  sublease income................................    $55,713       $ 70,234       $ 74,777
Common operating expense.........................     17,765         19,191         20,960
Percent rent.....................................      3,708          3,166          5,270
                                                     -------       --------       --------
                                                      77,186         92,591        101,007
Other............................................      5,421          9,598         11,522
                                                     -------       --------       --------
                                                     $82,607       $102,189       $112,529
                                                     =======       ========       ========

                       GENERAL NUTRITION COMPANIES, INC.

     Minimum future obligations for noncancellable operating leases with initial or remaining terms of at least one year in effect at January 31, 1998 are as follows:

                             COMPANY     FRANCHISE
                              RETAIL       RETAIL                    SUBLEASE
                              STORES       STORES      OTHER (A)      INCOME      CONSOLIDATED
                              ------       ------      ---------      ------      ------------
                                                       (IN THOUSANDS)
1998.......................  $ 73,269     $18,259       $ 8,794      $(18,259)      $ 82,063
1999.......................    68,230      16,930         8,070       (16,930)        76,300
2000.......................    62,839      15,306         6,813       (15,306)        69,652
2001.......................    55,744      11,886         5,862       (11,886)        61,606
2002.......................    46,958       7,037         4,874        (7,037)        51,832
Thereafter.................   109,440       9,200        25,109        (9,200)       134,549
                             --------     -------       -------      --------       --------
                             $416,480     $78,618       $59,522      $(78,618)      $476,002
                             ========     =======       =======      ========       ========

---------------

(a) Includes $37.0 million for a lease with the related party discussed in Note
    1.

NOTE 12. INCOME TAXES (TAX BENEFITS)

     Significant components of the Company's deferred tax assets and liabilities at period end consisted of the following:

                                                              FEBRUARY 1,    JANUARY 31,
                                                                 1997           1998
                                                                 ----           ----
                                                                    (IN THOUSANDS)
Deferred Tax:
  Current assets:
     Operating reserves.....................................    $12,240        $ 5,921
     Inventory capitalization...............................      3,113          3,281
     Deferred revenue.......................................      2,663          3,866
     Deferred compensation..................................        702            903
     Other..................................................        185            219
                                                                -------        -------
  Total current assets......................................     18,903         14,190
                                                                -------        -------
  Non-current liabilities:
     Option compensation....................................     (3,821)        (2,692)
     Fixed assets...........................................      6,664          8,249
     Other..................................................     (1,381)        (1,343)
                                                                -------        -------
  Total non-current liabilities.............................      1,462          4,214
                                                                -------        -------
  Total net deferred taxes..................................    $17,441        $ 9,976
                                                                =======        =======

                       GENERAL NUTRITION COMPANIES, INC.

     Income taxes (tax benefits) for all periods consisted of the following components:

                                                                  YEAR ENDED
                                                   -----------------------------------------
                                                   FEBRUARY 3,    FEBRUARY 1,    JANUARY 31,
                                                      1996           1997           1998
                                                      ----           ----           ----
                                                                (IN THOUSANDS)
Current:
  Federal........................................    $41,615       $ 45,992        $56,301
  State..........................................      5,082          3,890          4,553
  Foreign........................................         49           (218)             0
                                                     -------       --------        -------
                                                      46,746         49,664         60,854
                                                     -------       --------        -------
Deferred:
  Federal........................................        765        (10,346)         3,398
  State..........................................        383           (247)           628
                                                     -------       --------        -------
                                                       1,148        (10,593)         4,026
                                                     -------       --------        -------
Total............................................    $47,894       $ 39,071        $64,880
                                                     =======       ========        =======

     The Company's effective tax rate differed from the statutory tax rate for the following reasons:

                                                                  YEAR ENDED
                                                   -----------------------------------------
                                                   FEBRUARY 3,    FEBRUARY 1,    JANUARY 1,
                                                      1996           1997           1998
                                                      ----           ----           ----
Percent of pretax earnings:
  Statutory federal tax rate.....................     35.0%          35.0%          35.0%
Increase:
  Goodwill amortization..........................      2.4%          49.0%           1.5%
  State income tax, net of federal tax benefit...      3.1%           5.5%           2.0%
Other............................................      0.4%           1.3%           0.1%
                                                      ----           ----           ----
Effective income tax rate........................     40.9%          90.8%          38.6%
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

NOTE 13. LEGAL PROCEEDINGS AND SETTLEMENTS

     The Company and/or one of its subsidiaries (the "GNC Companies") are currently named as defendants in approximately 10 lawsuits in state and federal courts alleging damages arising from the ingestion of products containing manufactured L-Tryptophan that were processed and distributed by the GNC companies and other non-related companies prior to 1990. These lawsuits are all that remain of over 400 such actions against the GNC companies and the Company believes that like all that were resolved previously, the remaining cases will be resolved at no cost to the Company. The cases are being vigorously defended pursuant to a joint defense agreement (the "Agreement") among Showa Denko America ("SDA") and numerous parties in the nutritional supplement industry who manufactured, processed, sold, distributed or bottled L-Tryptophan. SDA's parent, SHOWA Denko ("SDK"), was the manufacturer of the L-Tryptophan that plaintiffs allege caused their injuries. Pursuant to the Agreement, SDA has agreed to pay all legal fees incurred by the GNC companies in the defense of these claims and to indemnify the GNC companies against liability.

     By separate agreement, SDK has unconditionally and irrevocably guaranteed all obligations of SDA under the Agreement. In addition, the GNC companies, with the other signatories to the Agreement, are beneficiaries of a $20 million letter of credit delivered to secure SDA's performance of its obligations.

                       GENERAL NUTRITION COMPANIES, INC.

     The Agreement does not indemnify the GNC Companies against injuries proximately caused by them or against punitive, exemplary or other damages attributable to their intentional misconduct. Several of the pending actions seek such damages. The GNC Companies believe they have reasonable defenses to such claims. The GNC Companies also believe that they are entitled to indemnification or contribution from other parties to the pending actions but, pursuant to the Agreement, are not pursuing those claims at this time.

     In the unlikely event that the benefit of the Agreement, the guaranty by SDK and letter of credit were to be unavailable, the GNC Companies have product liability insurance which they believe provides coverage for the L-Tryptophan product claims. The damages sought by the pending actions could exceed such coverage in the unlikely event that damages were to be awarded solely against the GNC Companies and no indemnification or contribution by other parties was awarded or available. Although the outcome of litigation is uncertain, management of the Company, upon consultation with counsel, believes that the Company will not be required to make any material payments in connection with the remaining actions, and no provisions have been made in the consolidated financial statement for any such possible loss.

     On June 24, 1996, a putative class action, Lavalla v. Lee et al, C.A. No. 15080, was commenced against the Company and two directors and shareholders in the Court of Chancery of the State of Delaware, Newcastle County, alleging violations of the federal securities laws arising out of the Prospectus and Registration Statement (the "Prospectus") for a public offering of common stock of the Company which took place on February 7, 1996 (the "Public Offering"). The action was dismissed without prejudice on December 29, 1997 pursuant to the parties' stipulation. The named plaintiff, Gaetan Lavalla, subsequently became a named plaintiff in Klein et al v. General Nutrition Companies, Inc. et al, Civil Action No. 96-1455, another putative class action filed on August 2, 1996, in the United States District Court for the Western District of Pennsylvania. In Klein, plaintiffs asserted that the Company is liable for violations of Sections 11 and 12(a) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the Prospectus, and for violations of Section 10(b) of the Securities Exchange Act of 1934 and for negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the Public Offering through May 28, 1996. Plaintiffs also alleged that certain officers, directors and shareholders of the Company, as well as the underwriters for the Public Offering, are liable for other violations of the federal and state securities laws and for negligent misrepresentation.

     Defendants moved to dismiss the Complaint on December 2, 1996 and plaintiffs subsequently filed an Amended Complaint dated March 21, 1997, which among other things, added Gaetan Lavalla as a named plaintiff. On March 30, 1998, the Court granted the motions of all defendants to dismiss the Amended Complaint with prejudice. On April 20, 1998, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously.

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

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 14. BUSINESS COMBINATIONS

     On August 17, 1996, the Company and its subsidiaries, General Nutrition, Incorporated and NF Acquisition Corporation entered into an Agreement and Plan of Merger with Nature's fresh Northwest, Inc., a 6 store natural gourmet food grocery chain located in the Portland, Oregon area. The Company purchased 100% of the outstanding common stock of Nature's fresh Northwest, Inc. for a combination of cash and the Company's common stock totaling $17 million. The Company acquired $7.2 million in assets and assumed $7.0 million in liabilities in connection with the merger. The Company has accounted for this acquisition utilizing the purchase method of accounting, resulting in the recognition of $16.8 million of goodwill.

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

     Additionally, in 1995, 1996 and 1997 the Company acquired 81, 68 and 222 stores, respectively, through purchases from independent store owners and Company franchisees. These acquisitions are accounted for utilizing the purchase accounting method. As a result of these transactions, goodwill of $7.9 million, $8.1 million and $49.5 million in 1995, 1996 and 1997, respectively, was recognized in the consolidated financial statements.

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 15. SEGMENT INFORMATION

     The following table represents key financial information of the Company's business segments; Retail, Franchising, and Manufacturing and should be read in conjunction with Part I, Item 1, Business.

                                                                1995       1996        1997
                                                                ----       ----        ----
                                                                       (IN THOUSANDS)
RETAIL
Net revenue.................................................  $652,185   $726,758   $  868,794
Operating earnings..........................................   104,495     18,816      127,362
Depreciation/amortization...................................    28,417     33,924       37,649
Identifiable assets.........................................   538,847    584,979      656,207
Capital expenditures........................................    46,215     59,699       44,017
MANUFACTURING
Net revenue
  Intersegment sales........................................   130,375    163,924      203,041
  Third-party sales.........................................    46,146     75,791       95,514
Operating earnings..........................................    28,062     37,716       48,403
Depreciation/amortization...................................     2,782      3,631        4,587
Identifiable assets.........................................    66,037     89,154      113,941
Capital expenditures........................................    11,618     13,058       13,048
FRANCHISING
Net revenue.................................................   147,621    188,296      229,177
Operating earnings..........................................    28,281     40,714       49,546
Depreciation................................................       177        201          275
Identifiable assets.........................................    63,767     86,674      103,937
Capital expenditures........................................        90        561          248
CORPORATE/OTHER
Operating expense...........................................   (23,722)   (36,899)     (34,140)
Depreciation/amortization...................................       820      2,777        1,494
Identifiable assets.........................................    14,200     18,548       59,853
Capital expenditures........................................     1,385      1,942        9,664
CONSOLIDATED
Net revenue.................................................   845,952    990,845    1,193,485
Operating earnings..........................................   137,116     60,347      191,171
Interest expense, net.......................................    20,076     17,341       22,926
Earnings before income taxes................................   117,040     43,006      168,245
Income taxes................................................    47,894     39,071       64,880
Net earnings................................................    69,146      3,935      103,365
Identifiable assets.........................................   682,851    779,355      933,938
Depreciation/amortization...................................    32,196     40,533       44,005
Capital expenditures........................................    59,308     75,260       66,977

---------------

(a) Retail operating earnings includes expenses for amortization of goodwill of $8.5 million in 1995, $9.6 million in 1996 and $9.5 million in 1997. Retail identifiable assets includes goodwill, net of accumulated amortization, of $290.5 million in 1995, $258.9 million in 1996 and $297.4 million in 1997.

(b) Intersegment sales are made at established transfer prices.

(c) 1996 operating earnings include $80.2 million of restructuring charges, of which $79.5 million is recorded in Retail, $497,000 in Manufacturing, and $280,000 in Corporate/Other.

(d) Included in Corporate/Other operating expenses in 1995, 1996 and 1997 is $1.6 million, $11.8 million and $4.1 million, respectively, of non-cash compensation expense charges.

                       GENERAL NUTRITION COMPANIES, INC.

NOTE 16. QUARTERLY FINANCIAL DATA

     Unaudited quarterly financial information is as follows:

                                              QUARTER ENDED
                             ------------------------------------------------   YEAR ENDED
                             APRIL 26,   JULY 19,   OCTOBER 11,   JANUARY 31,   JANUARY 31,
                               1997        1997        1997          1998          1998
          1997(A)              ----        ----        ----          ----          ----
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue................  $273,059    $265,604    $277,970      $376,852     $1,193,485
Gross profit...............   106,679     104,109     107,345       149,336        467,469
Net earnings...............    23,859      23,054      23,932        32,520        103,365
Basic earnings per share...  $   0.29    $   0.29    $   0.29      $   0.40     $     1.27
Diluted earnings per
  share....................  $   0.29    $   0.28    $   0.29      $   0.39     $     1.24

                                              QUARTER ENDED
                             ------------------------------------------------   YEAR ENDED
                             APRIL 27,   JULY 20,   OCTOBER 12,   FEBRUARY 1,   FEBRUARY 1,
                               1996        1996        1996          1997          1997
                               ----        ----        ----          ----          ----
          1996(A)                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue................  $230,167    $217,750    $226,622      $316,306      $990,845
Gross profit...............    88,835      81,098      86,899       119,138       375,970
Net earnings...............    20,178     (51,879)     17,870        17,766         3,935
Basic earnings per share...  $   0.23    $  (0.60)   $   0.22      $   0.22      $   0.05
Diluted earnings per
  share....................  $   0.22    $  (0.60)   $   0.21      $   0.21      $   0.05

---------------

(a) Each of the Company's first 3 quarters consists of 12 week operating results. The fourth quarter consists of 16 weeks.

NOTE 17. STOCK-BASED COMPENSATION PLANS

     The Company sponsors multiple stock-based compensation plans including both stock option and stock purchase plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described in Note 1 for awards in 1995, 1996 and 1997 the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       YEAR ENDED
                                                     -----------------------------------------------
                                                     FEBRUARY 3,       FEBRUARY 1,       JANUARY 31,
                                                        1996              1997              1997
                                                        ----              ----              ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income.......................  As reported         $69,146          $  3,935          $103,365
                                   Pro forma            65,700           (11,528)           92,043
Basic earnings per share.........  As reported         $   .84          $   0.05          $   1.27
                                   Pro forma               .80             (0.14)             1.13
Diluted earnings per share.......  As reported         $   .78          $   0.05          $   1.24
                                   Pro forma               .74             (0.14)             1.11

     The fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for the fiscal years ended February 3, 1996, February 1, 1997 and January 31, 1998: expected volatility of 52% in 1995, 53% in 1996 and 52% in 1997; no dividend yield in any of the years; expected life in years from 1 to 5 years in 1995, 1 to 6 years in 1996 and 1 to 5 years in 1997; and risk-free interest rates of 5.5% in 1995, 6% in 1996 and 5.5% in 1997.

                       GENERAL NUTRITION COMPANIES, INC.

     The Company recorded compensation expense of $1.6 million and $7.5 million, related to its fixed and performance-based stock option plans for the years ended February 3, 1996, and February 1, 1997, respectively.

     All of the Company's Stock Option Plans are administered by the Compensation Committee of the Company's Board of Directors.

STOCK OPTION PLANS

FIXED STOCK OPTION PLANS

     The Company has seven fixed stock option plans covering officers and key employees, and non-employee directors. A summary of each plan at January 31, 1998 is as follows:

                              SHARES       MAXIMUM   RANGE OF EXERCISE       SHARES
                            AUTHORIZED      LIFE          PRICES          OUTSTANDING      VESTING PROVISIONS
                            ----------      ----          ------          -----------      ------------------
                                             (IN
                          (IN THOUSANDS)   YEARS)                        (IN THOUSANDS)
EMPLOYEE PLANS:
1989....................      2,173          10       1$.25 - $ 2.50            45        100% at grant
1991....................      1,600          10           1.25                 169        100% at grant
                                                                                          5 years, 20% per
1992....................        400          10       6.53 -  34.63            274        year
1993....................      1,600          10      10.84 -  34.63            642        4 years, daily basis
1995....................      2,000          10      11.88 -  34.63          1,227        100% at grant date
1996....................      2,500          10      15.50 -  34.63          2,375        4 years, daily basis
NON-EMPLOYEE PLANS:
                                                                                          4 years, 25% per
1994-directors..........        100          10      11.47 -  22.75             80        year

     A summary of the status of the Company's fixed stock option plans for the years ended February 3, 1996, February 1, 1997, and January 31, 1998 is as follows:

                                                1995                                1996                       1997
                                  ---------------------------------   ---------------------------------   --------------
                                                   WEIGHTED AVERAGE                    WEIGHTED AVERAGE
                                                    EXERCISE PRICE                      EXERCISE PRICE
       FIXED STOCK OPTIONS            SHARES          PER SHARE           SHARES          PER SHARE           SHARES
       -------------------            ------          ---------           ------          ---------           ------
                                  (IN THOUSANDS)                      (IN THOUSANDS)                      (IN THOUSANDS)
Outstanding at beginning of
  year...........................      3,952            $6.15              4,774            $ 9.30             5,745
Granted..........................      1,898            12.73              1,715             16.36             1,050
Exercised........................     (1,032)            2.88               (743)             6.05            (1,921)
Forfeited........................        (44)            6.70                 (1)             2.50               (62)
                                     -------                             -------                             -------
Outstanding at end of year.......      4,774            $9.30              5,745            $11.71             4,812
                                     =======            =====            =======            ======           =======
Options exercisable at year
  end............................      3,957                               3,840            $ 9.99             2,718
                                     =======                             =======            ======           =======
Weighted average fair value of
  options granted during the
  year:
  Exercise price = Grant date
    fair value...................    $  3.09                             $  8.17                             $ 27.55
  Exercise price < Grant date
    fair value...................    $ 19.97                             $ 10.42                                  --
  Exercise price > Grant date
    fair value...................    $    --                             $  8.81                                  --

                                         1997
                                   ----------------
                                   WEIGHTED AVERAGE
                                    EXERCISE PRICE
       FIXED STOCK OPTIONS            PER SHARE
       -------------------            ---------
Outstanding at beginning of
  year...........................       $11.71
Granted..........................        27.89
Exercised........................         8.79
Forfeited........................       $14.27
Outstanding at end of year.......       $16.39
                                        ======
Options exercisable at year
  end............................       $12.54
                                        ======
Weighted average fair value of
  options granted during the
  year:
  Exercise price = Grant date
    fair value...................
  Exercise price < Grant date
    fair value...................
  Exercise price > Grant date
    fair value...................

                       GENERAL NUTRITION COMPANIES, INC.

     The following table summarizes information regarding the Company's fixed stock options outstanding at January 31, 1998:

                                 OUTSTANDING OPTIONS                             OPTIONS EXERCISABLE
                  --------------------------------------------------       -------------------------------
                                       WEIGHTED          WEIGHTED                              WEIGHTED
                                       AVERAGE           AVERAGE                               AVERAGE
    RANGE OF          NUMBER          REMAINING       EXERCISE PRICE           NUMBER       EXERCISE PRICE
 EXERCISE PRICE    OUTSTANDING     CONTRACTUAL LIFE     PER SHARE           EXERCISABLE       PER SHARE
 --------------    -----------     ----------------     ---------           -----------       ---------
                  (IN THOUSANDS)      (IN YEARS)                           (IN THOUSANDS)
$ 1.25 -  $ 2.50        214              4.53             $ 1.28                 214            $ 1.28
  6.53 -   10.84        790              5.59              10.67                 716             10.73
 11.44 -   13.62      1,088              7.01              11.96               1,067             11.95
 15.00 -   16.88      1,178              8.57              15.55                 379             15.54
 18.60 -   19.50        416              8.63              18.79                 161             18.97
 21.16 -   25.38        389              8.94              22.38                 118             22.51
 26.78 -   34.63        737              9.66              30.35                  63             28.17
                      -----                                                    -----
  1.25 -   34.63      4,812              7.75             $16.39               2,718            $12.54
                      =====                                                    =====

PERFORMANCE-BASED STOCK OPTION PLANS

     The Company currently has two performance-based plans covering both employees and non-employees.

     Under the 1996 Stock Option Plan, the Company is authorized to grant stock options to selected officers and key employees. Options vest at the rate of 25% per year over a four year period commencing on the date of grant, provided that the market price per share of the Company's common stock achieves specified levels of appreciation during such four year period. Under the plan, such appreciation must equal or exceed 20% in each year commencing with the date of grant of each option. No more than 25% of the shares available for issuance can vest in any one year. If, in a given year, the market price per share of the Company's common stock fails to achieve the specified level, the shares which fail to vest in that year may vest in a subsequent year within such four year period commencing on the date of grant, assuming that the market price per share of common stock achieves in such subsequent year the level which was not met in a previous year. If an option whose vesting is dependent upon the achievement of specified levels of stock price appreciation has not been fully vested by the close of the four year period commencing on the date of grant, such option shall be exercisable for a thirty day period commencing with the close of such four year period and thereafter shall terminate to the extent not exercised.

     A summary of the Company's performance-based stock option plans is as follows:

                                 SHARES         MAXIMUM        RANGE OF           SHARES
                               AUTHORIZED     OPTION LIFE   EXERCISE PRICES    OUTSTANDING
                               ----------     -----------   ---------------    -----------
                             (IN THOUSANDS)   (IN YEARS)                      (IN THOUSANDS)
Plans:
1996.......................      2,500            10        $15.50 - $34.63       2,332

                       GENERAL NUTRITION COMPANIES, INC.

     A summary of the status of the Company's performance stock option plans as of January 31, 1998 is presented below:

                                                            1996                              1997
                                               -------------------------------   -------------------------------
                                                                   WEIGHTED                          WEIGHTED
                                                                   AVERAGE                           AVERAGE
       PERFORMANCE-BASED STOCK OPTIONS             SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
---------------------------------------------      ------           ------           ------           ------

                                               (IN THOUSANDS)                    (IN THOUSANDS)
Outstanding at beginning of year.............          --           $   --            1,616           $16.28
Granted......................................       1,616            16.28              957            27.24
Exercised....................................          --               --             (116)           16.17
Forfeited....................................          --               --             (125)           16.81
                                                   ------                            ------
Outstanding at end of year...................       1,616            16.28            2,332            20.75
                                                   ======                            ======
Weighted average fair value of options
  granted during the year:
  Exercise price < Grant date fair value.....      $10.74                            $32.14
  Exercise price > Grant date fair value.....      $ 9.84                            $   --

                                   OUTSTANDING OPTIONS                            OPTIONS EXERCISABLE
                    --------------------------------------------------       -----------------------------
                                         WEIGHTED
                                         AVERAGE           WEIGHTED                            WEIGHTED
                        NUMBER          REMAINING          AVERAGE              NUMBER         AVERAGE
RANGE OF EXERCISE    OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE    EXERCISE PRICE
PRICES ----------    -----------     ----------------   --------------       -----------    --------------
                                                                                 (IN
                    (IN THOUSANDS)      (IN YEARS)                            THOUSANDS)
$15.50 -   $16.88       1,070              8.58             $15.57               491            $15.57
 18.13 -    22.32         618              9.02              20.47               220             19.90
 26.78 -    34.63         644              9.61              29.62                78             26.78
                        -----                                                    ---
 15.50 -    34.63       2,332              8.98             $20.75               789            $17.89
                        =====                                                    ===

     The Company has awarded, subject to shareholder approval, 1.0 million options pursuant to a new 1998 Management and Director Stock Option Plan (the "1998 Plan"), under which 2.5 million options have been reserved. The terms of the 1998 Plan are essentially the same as the 1996 Stock Option Plan. There are a total of 2.5 million options reserved for issuance. The remaining 1.5 million options can only be granted if the Company's future share price exceeds certain minimum targets. The 1.0 million options granted in January 1998 are excluded from the outstanding option disclosures and are also excluded from the 1997 weighted shares outstanding calculations as they are subject to shareholder approval. These 1.0 million options were granted with an exercise price of $34.625 per share which equaled the fair market value on the date of grant. If at the date of shareholder approval the market value of the Company's stock is greater than $34.625, the Company will be required to record a charge against earnings for the amount of the difference.

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

                       GENERAL NUTRITION COMPANIES, INC.

1996 MANAGEMENT AND DIRECTOR STOCK PURCHASE PLAN

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

     Participants are permitted to purchase shares of the Company's common stock at a price equal to 80% of the average market price of the common stock during certain specified periods. The Company recognizes compensation expense in the periods in which shares are purchased under the Stock Purchase Plan in the amount by which the fair market value per share of the Company's common stock at the time of such purchase exceeds the exercise price per share under the plan. The maximum number of shares which participants are permitted to purchase under the Plan is 2.5 times their annual compensation or director fees. Non-officer participants may participate to 1.25 times their annual compensation. The Company may extend loans to participants for up to 50% of the amount necessary to purchase the shares under the Plan and the applicable withholding tax, provided that no participant shall borrow more than an amount equal to 1.25x such participant's annual base salary. Any such loans bear interest at 6% per annum and are secured by the common stock purchased by the participant. The Company will forgive the loan in the event the market price of the Company's common stock appreciates by at least 25% or more over the base market price of the common stock in each of the four years commencing from the date of grant of such loan. The Company will record compensation expense for the amount of loans forgiven in each fiscal year in which stock appreciation hurdles are attained. To the extent that such loans are not forgiven, they are required to be repaid at the earlier of termination of employment or expiration of the four year period.

     Under the Stock Purchase Plan, a total of 1.0 million shares have been reserved for issuance. As of January 31, 1998, 788,981 shares were purchased under the Stock Purchase Plan for approximately $11.5 million, 80% of the average market price of the common stock. At January 31, 1998, outstanding Company loans made in connection with the plan were $3.76 million. The Company recorded $4.1 million in compensation expense for the year ended January 31, 1998 in connection with the discount from the market price of the common stock and with the forgiveness of loans.

NOTE 18. EARNINGS PER SHARE

     During 1997, The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share." This standard requires the Company to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the average number of common shares outstanding during the period. The diluted earnings per share calculation assumes the conversion of dilutive stock options into common

                       GENERAL NUTRITION COMPANIES, INC.

shares. Previously reported earnings per share information have been restated as a result of the adoption. The earnings per share calculations for all periods are as follows:

                                                                         YEAR ENDED
                                                           ---------------------------------------
                                                           FEBRUARY 3,   FEBRUARY 1,   JANUARY 31,
                BASIC EARNINGS PER SHARE                      1996          1997          1998
                ------------------------                      ----          ----          ----
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Net earnings available for common shares.................    $69,146       $ 3,935      $103,365
                                                             =======       =======      ========
Basic weighted average common shares outstanding.........     82,406        84,907        81,140
Basic earnings per share.................................    $  0.84       $  0.05      $   1.27
                                                             =======       =======      ========
DILUTED EARNINGS PER SHARE
Net earnings available for common shares.................    $69,146       $ 3,935      $103,365
Elimination of tax effected interest expense on
  convertible debt.......................................        872            --            --
                                                             -------       -------      --------
Adjusted net earnings available for common shares........     70,018         3,935       103,365
                                                             -------       -------      --------
Basic Weighted average common shares outstanding.........     82,406        84,907        81,140
Outstanding options......................................      3,454         1,387         2,087
Conversion of junior subordinated debt...................      3,976            --            --
                                                             -------       -------      --------
Diluted weighted average common shares...................     89,836        86,294        83,227
                                                             -------       -------      --------
Diluted earnings per share...............................    $  0.78       $  0.05      $   1.24
                                                             =======       =======      ========

     There were no options or other equity instruments outstanding during the years ended February 3, 1996, February 1, 1997 and January 31, 1998, that were excluded from the diluted earnings per share calculations.

NOTE 19. SUBSEQUENT EVENT

     On April 13, 1998, the Company sold put options to purchase 2.0 million shares of the Company's common stock on the open market at various prices with an average price of approximately $35.76 per share. These options expire in July 1998. The Company received $4.2 million in proceeds for the sale of these options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy statement for its Annual Meeting of Stockholders to be held June 25, 1998 and by reference to Part I of this Annual Report on Form 10-K.

     There is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 25, 1998, the information with the respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934.

     Information concerning the executive officers of the Company, who are elected by the board of directors and serve at their discretion, is as follows:

            NAME                   AGE                                TITLE
            ----                   ---                                -----
Jerry D. Horn                      60        Chairman of the Board and Director
William E. Watts                   45        President, Chief Executive Officer, and Director
Louis Mancini                      52        President of General Nutrition Corporation
Edwin J. Kozlowski                 49        Executive Vice President, Chief Financial Officer &
                                             Principal Accounting Officer
Gregory T. Horn                    32        Chief Marketing Officer of GNCI, Senior Vice President
                                             of General Nutrition Corporation
John A. DiCecco                    45        Senior Vice President Logistics/Manufacturing of GNI
James M. Sander                    41        Vice President--Law, Chief Legal Officer and Secretary
David R. Heilman                   45        Vice President--Strategic Planning & Corp. Development
Curtis J. Larrimer                 42        Vice President--Controller
Eileen D. Scott                    45        Vice President--Human Resources
Joseph Fortunato                   45        Vice President--Financial Operations
J. Kenneth Fox                     47        Vice President--Treasurer
Thomas R. Shepherd                 68        Director
W. Harrison Wellford               58        Director
Ronald L. Rossetti                 54        Director
David Lucas                        50        Director

     Mr. Jerry Horn has served as Chairman of the Board of GNCI since October 1991, and as Chairman of the Board of GNI since November 1985. Mr. Horn served as Chief Executive Officer of GNI from May 1985 to December 1990 and also served as President of GNI from May 1985 to September 1988. From April 1983, Mr. Horn was President and from April 1994 to May 1995, he was Chief Executive Officer of Thousand Trails, Inc. From September 1979 to April 1983, he was President and Chief Executive Officer of Recreational Equipment, Inc. Mr. Horn is also a director of CT Farm & Country, Inc., Cinnabon Inc., Universal Hospital Services, Inc. and Chevys Inc.

     Mr. Watts has served as a director of GNCI since October 1991, and as a director of GNI since January 1986. Mr. Watts has served as President and Chief Executive Officer of GNCI since October 1991, as President of GNI since September 1988 and as Chief Executive Officer of GNI since December 1990. He served as Senior Vice President of GNI from January 1988 to September 1988 and previously he served as Senior Vice President-Retailing of GNI between August 1985 and January 1988. Mr. Watts was Vice President-Retail Operations of GNC from February 1984 to August 1985 and prior thereto served as Director of Retail Operations. Mr. Watts is also a director of C T Farm & Country, Inc.

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

     Mr. Gregory Horn became Chief Marketing Officer in January 1997 and has served as Senior Vice President-Retail Sales and Marketing of GNC since February 1996. He served as Vice President-Retail Sales of GNC from February 1995 to February 1996 and was previously Divisional Vice President of GNC from April 1994 to February 1995. Mr. Horn joined GNC in June 1991 and served in various positions with GNC. Mr. Horn is also a director of Jillian's Entertainment, Sweetwater Flatbread Co., Inc., Beyond Massage, Inc. and Sewickley Development, Inc.

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

     Mrs. Scott became Vice President of Human Resources in May, 1996. Mrs. Scott began her employment in August 1988 and has held various positions of increasing responsibility within the Company, including Assistant Director and Director of Human Resources.

     Mr. Fortunato became Vice President-Financial Operations in November 1997. Mr. Fortunato began his employment with GNI in October, 1990 and has held various positions of increasing responsibility within the Company, including Director of Financial Operations and Manager of the Credit Department. Prior to 1990, Mr. Fortunato served as the Controller for Motor Coils Manufacturing Company.

     Mr. Fox became Vice President-Treasurer of the Company in June 1997. Mr. Fox began his employment with GNI as Manager of Corporate Accounting in July 1985, and has served in various Accounting and Finance positions including Manager Accounting/Budgets, Assistant Corporate Controller and Assistant Treasurer. Prior to 1985 Mr. Fox was employed by Wheeling Pittsburgh Steel Corporation, holding various accounting and budgeting positions.

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

     Mr. Wellford has served as a director of the Company and GNI since January 1994. Since November 1991, Mr. Wellford has been a partner in the Washington, D.C. office of the law firm of Latham & Watkins where he is the firm's International Chairman. He is a Director of Sithe Energies, (one of the world's leading independent power companies), and is a Founder of the National Independent Energy Producers. He is director and treasurer of the Friends of Art in Embassies. Mr. Wellford was a partner at the law firm of Olwine, Chase, O'Donnell & Weyher, and a director of APBI Interactive Systems from 1989 through 1991; and prior to that time period, he was a partner at the law firm of Wellford, Wegman and Hoff from 1981 through 1988. In addition, Mr. Wellford was Executive Director of the President's Reorganization Project and Executive Associate Director of the Office of Management and Budget in the Executive Offices of the President from 1977 to 1981. Mr. Wellford also served as a White House transition advisor to Presidents-elect Carter (1992) and Clinton (1992) and Executive Branch transition director in the Carter-Reagan Presidential transition (1980-1981).

     Mr. Rossetti has served as a director of the Company and of GNI since September 1994. He is currently President of Riverside Capital Partners, Inc., Director of Tier Corporation, Inc., Director of City Sports, Inc., and Director of the Hamilton Companies, Inc. From 1976 through September 1994, Mr. Rossetti was President, Chief Executive Officer and a director of Natures Food Centres, Inc., which was acquired by the Company in 1994.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 25, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Stock by Directors, Nominees for Directors, Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 25, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 25, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:
      Independent Auditors' Report
      Consolidated Balance Sheets for the years ended February 1, 1997 and
        January 31, 1998
      Consolidated Statements of Earnings for fiscal years ended February 3,
        1996, February 1, 1997 and January 31, 1998
      Consolidated Statements of Shareholders' Equity for years ended February
        3, 1996, February 1, 1997 and January 31, 1998
      Consolidated Statements of Cash Flows for years ended February 3, 1996,
        February 1, 1997 and January 31, 1998
      Notes to Consolidated Financial Statements

      Supplementary Financial Data:
      Selected Quarterly Financial Data (unaudited) for the fiscal years ended
        February 1, 1997 and January 31, 1998.

      All Schedules are omitted because they are not applicable or the required information is included herein.

(b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

(c) Listing of Exhibits

EXHIBIT
NUMBER
------
   3.1    Articles of Incorporation of General Nutrition,
          Incorporated, as amended. (Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of General
          Nutrition, Incorporated for the fiscal year ended February
          1, 1992, File No. 1-8055.)
   3.2    By-laws of General Nutrition, Incorporated, as amended.
          (Incorporated herein by reference to Exhibit 3.2 to the
          Annual Report on Form 10-K of General Nutrition,
          Incorporated for the fiscal year ended February 3, 1990,
          File No. 1-8055.)
   3.3    Articles of Incorporation of General Nutrition Corporation,
          as amended. (Incorporated herein by reference to Exhibit 3.5 to the General Nutrition, Incorporated, General Nutrition
          Companies, Inc. (f/k/a Lee-GN Holding Corp.) and
          subsidiaries of General Nutrition, Incorporated Registration
          Statement on Form S-1, Registration No. 33-31892.)
   3.4    By-laws of General Nutrition Corporation, as amended.
          (Incorporated herein by reference to Exhibit 3.6 to the
          General Nutrition, Incorporated, General Nutrition
          Companies, Inc. (f/k/a Lee-GN Holding Corp.) and
          subsidiaries of General Nutrition, Incorporated Registration
          Statement on Form S-1, Registration No. 33-31892.)
   3.5    Restated Certificate of Incorporation of General Nutrition
          Companies, Inc. (f/k/a Lee-GN Holding Corp.), filed with the
          Secretary of the State of Delaware on October 12, 1995.
          (Incorporated herein by reference to Exhibit 3.1 to the
          General Nutrition Companies, Inc. Registration Statement on
          Form S-3, Registration Statement 333-534.)
   3.6    By-laws of General Nutrition Companies, Inc. (f/k/a Lee-GN
          Holding Corp.), (Incorporated herein by reference to Exhibit
          3.13 to the General Nutrition Companies, Inc. Registration
          Statement on Form S-1, Registration No. 33-43218.)
   4.1    Specimen certificate for shares of common stock.
          (Incorporated herein by reference to Exhibit 4.1 to the
          Annual Report on Form 10-K of General Nutrition,
          Incorporated for the fiscal year ended February 6, 1993.)
 *10.1    Amended and Restated Employment Agreement between General
          Nutrition, Incorporated and Jerry D. Horn.

EXHIBIT
NUMBER
------
 *10.2    Amended and Restated Employment Agreement between General
          Nutrition, Incorporated and William E. Watts.
  10.3    Fourth Amended and Restated Credit Agreement dated as of
          March 31, 1997 among General Nutrition, Incorporated and
          General Nutrition Corporation, as Borrowers, Banque
          Nationale de Paris, New York Branch as Administrative Agent
          and Documentation Agent, PNC Bank, National Association and
          ABNAMRO Bank N.V., as Syndication Agents, and the Banks
          named therein. (Incorporated herein by reference to Exhibit
          10.18 to the Annual Report on Form 10-K of General Nutrition
          Companies, Inc. for the fiscal year ended February 1, 1997.)
  10.4    Amended and Restated Standard Indemnity Agreement dated
          September 24, 1992 between General Nutrition, Inc. and all its subsidiaries and Showa Denko America, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Annual Report on
          Form 10-K of General Nutrition, Incorporated for the fiscal year ended February 6, 1993.)
  10.5    Stockholders Agreement Amendment, Consent and Waiver,
          effective November 25, 1991, to the General Nutrition
          Companies, Inc. (f/k/a Lee-GN Holding Corp.) Stockholders
          Agreement, as amended. (Incorporated herein by reference to
          Exhibit 10.45 to the General Nutrition Companies, Inc.
          Registration Statement on Form S-1, Registration No.
          33-43218.)
  10.6    Form of General Nutrition Companies, Inc. 1989 Stock Option
          Plan. (Incorporated by reference to Exhibit 4A to the
          General Nutrition Companies, Inc. Registration Statement on
          Form S-8, Registration No. 33-58096.)
  10.7    Form of General Nutrition Companies, Inc. (f/k/a Lee-GN
          Holding Corp.) 1991 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.47 to the General Nutrition
          Companies, Inc. Registration Statement on Form S-1,
          Registration No. 33-43218.)
  10.8    General Nutrition Companies, Inc. (f/k/a Lee-GN Holding
          Corp.) Amended and Restated 1992 Stock Option Plan.
          (Incorporated herein by reference to Exhibit 10.17 to the
          Annual Report and Form 10-K of General Nutrition Companies,
          Inc. for the fiscal year ended February 5, 1994.)
  10.9    Form of General Nutrition Companies, Inc. 1993 Stock Option
          Plan. (Incorporated herein by reference to Exhibit 10.24 to the Annual Report and Form 10-K of General Nutrition
          Companies, Inc. for the fiscal year ended February 5, 1994.)
 10.10    Form of General Nutrition Companies, Inc. 1993 Employee
          Stock Purchase Plan. (Incorporated herein by reference to
          Exhibit 10.25 to the Annual Report on Form 10-K of General
          Nutrition Companies, Inc. for the fiscal year ended February
          5, 1994.)
 10.11    Form of General Nutrition Companies, Inc. 1994 Stock Option
          Plan for Non-employee Directors. (Incorporated herein by
          reference to Exhibit 10.26 to the Annual Report and Form
          10-K of General Nutrition Companies, Inc. for the fiscal
          year ended February 4, 1994.)
 10.12    Form of General Nutrition Companies, Inc. 1995 Stock Option
          Plan. (Incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of General Nutrition
          Companies, Inc. for the fiscal year ended February 4, 1995.)
 10.13    Form of General Nutrition Companies, Inc. 1996 Management
          and Director Stock Option Plan (Incorporated herein by
          reference to Exhibit 4B to the General Nutrition Companies,
          Inc. Registration Statement of Form S-8, Registration No.
          333-21397.)
 10.14    Form of General Nutrition Companies, Inc. 1996 Management
          and Director Stock Purchase Plan (Incorporated herein by
          reference to Exhibit 4A to the General Nutrition Companies,
          Inc. Registration Statement on Form S-8, Registration No.
          333-21397.)
*10.15    Amendment Number 1 to the Amended and Restated Employment
          Agreement between General Nutrition, Incorporated and Jerry
          D. Horn.

EXHIBIT
NUMBER
------
*10.16    Amendment Number 1 to the Amended and Restated Employment
          Agreement between General Nutrition, Incorporated and
          William E. Watts.
 *21.1    Subsidiaries of General Nutrition Companies, Inc.
   *23    Consent of Deloitte & Touche LLP.
   *27    Financial Data Schedule.

---------------

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

                                            GENERAL NUTRITION COMPANIES, INC.
                                                        (Registrant)

April 27, 1998
                                            By:  /s/ WILLIAM E. WATTS
                                            ------------------------------------
                                                        William E. Watts
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                                         TITLE                              DATE
                ----                                         -----                              ----

/s/ JERRY D. HORN                           Chairman of the Board                           April 27, 1998
------------------------------------
Jerry D. Horn

/s/ WILLIAM E. WATTS                        Director, President and Chief Executive         April 27, 1998
------------------------------------        Officer
William E. Watts

/s/ DAVID LUCAS                             Director                                        April 27, 1998
------------------------------------
David Lucas

/s/ RONALD L. ROSSETTI                      Director                                        April 27, 1998
------------------------------------
Ronald L. Rossetti

/s/ THOMAS R. SHEPHERD                      Director                                        April 27, 1998
------------------------------------
Thomas R. Shepherd

/s/ W. HARRISON WELLFORD                    Director                                        April 27, 1998
------------------------------------
W. Harrison Wellford

/s/ EDWIN J. KOZLOWSKI                      Executive Vice President, Chief                 April 27, 1998
------------------------------------        Financial Officer, and Principal
Edwin J. Kozlowski                          Accounting Officer