Form 10-Q
period 1998-04-25
GENERAL NUTRITION COMPANIES INC
filed 1998-06-09
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                        _________________

                            FORM 10-Q

(Mark One)

[  X  ]   Quarterly report pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934

            For the twelve weeks ended April 25, 1998.

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


        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No  ____


      As of May 28, 1998, the number of shares outstanding of the registrant's common stock was 82,654,613.




PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              GENERAL NUTRITION COMPANIES, INC AND SUBSIDIARIES
                         Consolidated Balance Sheets
                      (in thousands, except share data)


                                     April 25,       January 31,
                                       1998             1998
                                    (unaudited)
  ASSETS
  Current Assets:
      Receivables, net               $   83,714     $    75,274
      Inventories                       278,187         244,196
      Deferred taxes                     13,042          14,190
      Other current assets               23,891          29,305
  Total current assets                  398,834         362,965

  Note due from related parties          23,579          21,960
  Property, plant, and equipment, net   229,060         207,975
  Other assets                           34,602          33,895
  Deferred financing fees, net of
    accumulated amortization of
    $2,917 and $2,646                     3,440           3,710
  Goodwill, net of accumulated
    amortization of $65,053 and
    $62,327                             322,496         303,433
                                     $1,012,011       $ 933,938

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
      Accounts payable               $  127,687       $ 126,905
      Accrued salaries, wages,
        vacations and related taxes      20,784          23,542
      Accrued income taxes               19,325           4,825
      Other current liabilities          68,407          65,392
      Long-term debt, current portion       979             940
  Total current liabilities             237,182         221,604

  Long-term debt                        377,838         357,408
  Deferred taxes                          3,067           4,214
  Commitments and contingencies               0               0
  Put options                            71,522               0

  Shareholders' Equity:
  Common stock, $.01 par value:             826             819
    Authorized 200,000,000 shares,
    issued and outstanding, 82,644,885
    shares at April 25, 1998 and
    81,930,801 shares at January
    31, 1998
  Additional paid-in capital            181,274         171,224
  Stock options outstanding               7,110           7,693
  Subscriptions receivable               (4,265)         (3,598)
  Accumulated earnings                  205,130         174,892
  Accumulated other comprehensive          (369)           (318)
    income (loss)
                                        389,706         350,712
  Put options                           (67,304)              0
                                        322,402         350,712

                                     $1,012,011        $933,938


Notes to Consolidated Financial Statements are an integral part of these statements.


             GENERAL NUTRITION COMPANIES, INC AND SUBSIDIARIES
                  Consolidated Statements of Operations
                  (in thousands, except per share data)
                               (unaudited)

                                            12 Weeks Ended
                                         April 25,   April 26,
                                            1998        1997

  Net revenue                            $ 327,617   $ 273,059
  Cost of sales, including costs of
    warehousing, distribution and
    occupancy                              195,852     166,380
  Selling, general and administrative       77,572      62,299
  Operating earnings                        54,193      44,380
  Interest expense                           5,259       5,117
  Earnings before income taxes              48,934      39,263
  Income taxes                              18,696      15,404

  Net earnings                              30,238      23,859

  Other comprehensive income (loss):
     Foreign currency translation
     adjustment, net                           (51)       (239)
       Other comprehensive income
       (loss), net                             (51)       (239)

  Comprehensive income                   $  30,187   $  23,620

  Basic earnings per share               $    0.37   $    0.29

  Basic weighted average common shares      82,424      81,129

  Diluted earnings per share             $    0.36   $    0.29

  Diluted weighted average                  84,700      82,963
  common shares


  Notes to the Consolidated Financial Statements are an integral part of these statements.



             GENERAL NUTRITION COMPANIES, INC AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              (in thousands)
                               (unaudited)

                                              12 Weeks Ended
                                           April 25,    April 26,
                                             1998         1997

  Cash flows from operating activities:
  Net earnings                             $  30,238    $  23,859
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
     Depreciation and amortization            12,189       10,113
     Amortization of deferred financing
       fees                                      271          204
     Other                                         1           72
     Change in operating assets and
       liabilities:
       Increase in receivables                (9,020)      (4,268)
       Increase in inventories               (30,331)     (10,741)
       Increase in other assets               (1,302)        (326)
       Increase in accrued taxes              14,500       14,687
       Increase in accounts
         payable and accrued liabilities       6,897        8,506
       (Increase) decrease in
         other working capital items           3,420         (200)
         Total adjustments                    (3,375)      18,047
  Net cash provided by operating
    activities                                26,863       41,906

  Cash flows from investing activities:
    Capital expenditures                     (27,115)      (8,962)
    Decrease (increase) in
      franchisee notes receivable                580       (1,137)
    Payments for franchise store
      acquisitions                           (28,766)      (1,877)
    Loan to related party                     (1,140)      (3,295)
  Net cash used in investing
    activities                               (56,441)     (15,271)

  Cash flows from financing activities:
    Net borrowings (payments) on
      revolving credit facility               20,800      (10,500)
    (Decrease) increase in book
      balance bank overdraft                  (3,864)      13,139
    Decrease in capital lease
      obligations                               (331)        (235)
    Redemption of redeemable
      preferred stock                              0         (168)
    Net proceeds from issuance of
      common stock                             8,807        3,012
    Proceeds from sale of put options          4,218        1,720
    Net payments for treasury stock                0      (31,612)
    Increase in deferred financing fees           (1)      (1,752)
  Net cash provided by (used in)
    financing activities                      29,629      (26,396)
  Effect of exchange rate changes on             (51)        (239)
    cash
  Net change in cash                               0            0
  Beginning balance, cash                          0            0
  Ending balance, cash                     $       0     $      0

  Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest                             $   3,940     $  4,643
      Income taxes                         $   3,959     $  3,886


Notes to Consolidated Financial Statements are an integral part of these statements.










                GENERAL NUTRITION COMPANIES, INC.
           Notes to Consolidated Financial Statements

                           (Unaudited)

1.Basis  of  Reporting.   In  the opinion  of  General  Nutrition
  Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company at April 25, 1998 and January 31, 1998 and the results of operations for the twelve weeks ended April 25, 1998 and April 26, 1997. All such adjustments are of a normal and recurring nature.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K for the fiscal year ended on January 31, 1998 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve weeks ended April 25, 1998 and April 26, 1997 are not necessarily indicative of the operating results for the full year.

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

2.New   Accounting   Pronouncements.   In  June  1997,  the  FASB
  issued Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Operations and recorded directly to the equity section of an entity's statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in the first quarter of 1998 and has elected to include the required items of other comprehensive income in its Consolidated Statements of Operations.

  In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company does not believe that SFAS No. 131 will have a material effect on the disclosures in its consolidated financial statements.

3.Cash.   The  Company  utilizes  a cash management system  under
  which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At April 25, 1998 and January 31, 1998, cash overdrafts of $28.5 million and $32.6 million, respectively, were included in accounts payable. At April 25, 1998, the Company had $320.6 million available on its revolving credit facility after excluding $2.9 million restricted for letters of credit.

4.Reclassifications.   Certain  amounts  reported  in  previously
  issued financial statements have been reclassified to conform to the 1998 presentation.

5.Put Options. During the first quarter ended April 25, 1998, the Company sold put options on 2.0 million shares of the Company's common stock and recorded proceeds of $4.2 million. The amount related to the Company's potential obligation has been recorded from shareholders' equity to put options. The
  2.0 million options outstanding at April 25, 1998 expire in July 1998 and have exercise prices ranging from $34.43 to $36.00 per share with an average price of $35.76.

6.Legal  Proceedings.   Certain  Company subsidiaries are named as
  defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured L-Tryptophan. No provision has been made in the financial statements for any loss that may result to the Company from these actions. See Note 13 in the Company's Form 10-K for the fiscal year ended January 31, 1998.

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

  Defendants moved to dismiss the Complaint on December 2, 1996 and plaintiffs subsequently filed an Amended Complaint dated March 21, 1997, which among other things, added Gaetan Lavalla as a named plaintiff. On March 30, 1998 the Court granted the motions of all defendants to dismiss the Amended Complaint with prejudice. On April 20, 1998, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously.

  The Company is presently engaged in various other legal actions and governmental proceedings, and although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings when taking into consideration the Company's product liability coverage, will not have a material adverse impact on its financial position, results of operations or liquidity.


7.Inventories.  Inventories consist of the following:

                                      April 25,      January 31,
                                        1998            1998
                                           (in thousands)

       Product ready for sale         $232,777        $201,155
       Unpackaged bulk product and
         raw materials                  40,933          39,203
       Packaging supplies                4,477           3,838
                                      $278,187        $244,196

8.Subsequent  Event.   During the second  quarter  of  1998,  the
  Company purchased 1.0 million shares of its common stock in the open market at an average price of $34.16 per share totaling an aggregate amount of $34.2 million. Additionally, the Company's Board of Directors authorized up to an additional $300 million to be available to purchase its shares in the open market.



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

RESULTS OF OPERATIONS

Revenue

      Consolidated revenue for the twelve weeks ended  April  25,
1998  was $327.6 million, an increase of 20% from the same period
in  1997.   Below  is a comparison of revenue  for  each  of  the
Company's businesses for the twelve-week period:


                                  Consolidated Revenue

                            12 weeks             12 weeks
                              Ended     % of        Ended      % of
                           April 25,    Total    April 26,    Total
                              1998     Revenue      1997     Revenue
                         (in millions)         (in millions)

 Retail                    $ 240.4      73.4%    $ 201.6      73.8%
 Franchising                  56.9      17.4%       53.6      19.6%
 Manufacturing                30.3       9.2%       17.9       6.6%
 Total                     $ 327.6     100.0%    $ 273.1     100.0%


           Retail Revenue. Domestically, the Company's products are sold through retail stores operating primarily under the General Nutrition Centers and GNC Live Well store names ("GNC"). The Company also operates retail stores under the Nature's Fresh and Amphora names. Internationally, products are sold through retail outlets operating under the names of Health and Diet Centres and General Nutrition Centres in the United Kingdom, Canada, and New Zealand. Presented below is a summary of retail revenue and corresponding store information:

                                 Retail Revenue

                         12 weeks              12 weeks
                           Ended    % of         Ended     % of
                         April 25,  Total      April 26,   Total
                           1998     Revenue      1997      Revenue
General Nutrition
  Centers                $ 218.5       90.9%   $ 181.5        90.0%
Other domestic stores       15.0        6.2%      16.1         8.0%
International stores         6.9        2.9%       4.0         2.0%
                         $ 240.4      100.0%   $ 201.6       100.0%


                        Operating Company-Owned Store Locations

                               April 25,          April 26,
                                 1998               1997

General Nutrition Centers       2,204              1,798
Other domestic stores              44                 65
International stores               88                 45
                                2,336              1,908

Revenue for GNC stores increased 20.4% for the twelve weeks ended
April 25, 1998 when compared with the same period in 1997, the result of 406 net new or acquired store openings and favorable comparable store sales gains of 5.6% during the quarter.

The Company's increase in comparable store sales were generated from the success of its marketing efforts focusing on the men's and women's brands as well as the continued demand for sports nutrition and herbal products.

The initial results of the store expansion in Canada have been favorable and therefore the Company has accelerated the store openings in the Canadian markets, opening 14 new stores in the first quarter for a total of 48 at April 25, 1998. The Company continues to operate 39 stores in the United Kingdom and 1 in New Zealand.

      Franchising Revenue. Revenue from the franchise segment increased 6.2% for the twelve weeks ended April 25, 1998 compared with the same period in 1997. This increase is primarily the result of franchise stores comparable store sales increase of 15.6% for the quarter and is significant as domestically, the number of operating franchise locations decreased to 1,062 by the end of the first quarter versus 1,086 at the end of the first quarter in 1997. The store decrease is the result of the Company's accelerated franchise repurchase program with 299 franchise stores repurchased in 1997 and the first quarter of 1998.

Although there was a decrease in domestic locations in the first quarter, the franchise program continues its strong growth potential as 83 more franchise stores were awarded in the twelve weeks ending April 25, 1998. There are now 436 domestic and 409 international stores awarded or part of development agreements that have not yet been opened.

Revenue at Franchising is generated primarily through sales of products to franchises at wholesale prices and royalties on franchises' retail sales. Additional revenue is generated through the initial franchise license fee, sales of stores, fixtures and graphic materials, as well as interest earned on franchise accounts receivable. Retail sales from domestic and international franchise locations were $107.4 million for the twelve weeks ended April 25, 1998 an increase of 6.7% over the same period in 1997.

Presented below is the number of operating franchise stores and the number of outstanding development agreements and the number of franchises awarded but not yet open:


                             Number of Operating Franchise Locations

                            April 25, 1998           April 26, 1997
Franchise Locations    Domestic  International  Domestic  International

At beginning of period    1,074          151       1,049         125
Added during period          67            7          55           5
Closed or converted          79            0          18           3
  during period
At end of period          1,062          158       1,086         127

Development agreements      436          409         261         371
 and stores awared but
 not yet open



      Manufacturing Revenue. Revenue at Manufacturing increased to $88.7 million or 29.9% in the first quarter of 1998 versus 1997. Revenue at the Company's South Carolina facility was $84.4 million or 95.2% of total Manufacturing revenue. Sales to third-party customers were $26.8 million for the first quarter, an 86% increase over the first quarter of 1997. Sales from Manufacturing to other segments of the Company were $58.4 for the twelve weeks ended April 25, 1998 compared with $50.4 million in the first twelve weeks of 1997. These sales are eliminated from the Company's consolidated revenue numbers. The Company anticipates continuing sales increases at Manufacturing as a result of the acceleration of the store opening program, both company-owned and franchised, and the continuing demand from third-party customers.


      Analysis of Consolidated Operating Costs and Expenses


                                          12 Weeks       12 Weeks
                                            Ended          Ended
                                          April 25,     April 26,
                                            1998           1997
                                             ($ in thousands)

Cost of sales, including costs of
  warehousing, distribution, and
  occupancy                               $195,852      $166,380
Percent of net revenue                       59.8%         60.9%

Selling, general and administrative       $ 77,572      $ 62,299
Percent of net revenue                       23.7%         22.8%

Operating earnings                        $ 54,193      $ 44,380
Percent of net revenue                       16.5%         16.3%



     Cost of sales including the cost of warehousing, distribution and occupancy decreased as a percentage of net revenue by 1.1% in the twelve weeks ended April 25, 1998 when compared with the same period in 1997. The decrease was achieved through reductions in product costs from volume purchases as well as the Company's success in leveraging its warehousing, distribution and occupancy costs against the increased sales volume.

Selling, general and administrative costs increased $15.3 million or .9% of consolidated revenue in the first quarter of 1998 compared with 1997. The dollar increase was due primarily to the increased number of company-owned stores and the Company's first sponsorship of the Olympic Games in February.


Non-Operating Expense Analysis

      Interest expense for the quarter increased $0.2 million to $5.3 million, when compared to the same period in 1997. The increase in interest expense was the result of $20.4 million of additional borrowings made since the second quarter of 1997 to fund the Company's franchise store buyback program and increased capital expenditures. Interest expense for the remainder of the year is expected to remain higher than the previous year as a result of these additional borrowings and future borrowings to fund the accelerated opening of new stores and potential purchases of Company stock.

Review of Financial Condition
Analysis of Liquidity and Capital Resources

      In the first twelve weeks of 1998, the Company's business segments continued to contribute to increased earnings from continuing operations. The Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:

                                   12 Weeks       12 Weeks
                                     Ended          Ended
                                   April 25,      April 26,
                                     1998           1997
                                        (in thousands)

Cash provided by (used in):
  Operating activities             $ 26,863      $ 41,906
  Investing activities              (56,441)      (15,271)
  Financing activities               29,629       (26,396)
  Effect of exchange rate               (51)         (239)
Net change in cash                 $      0      $      0

     Operating Activities. Cash provided by operating activities for the twelve weeks ended April 25, 1998 was $26.9 million versus $41.9 million for the same period in 1997, a decrease of $15.0 million or 36%. Net earnings, adjusted for non-cash charges and before changes in operating assets and liabilities, increased by 24.7% to $42.7 million for the twelve week period ended April 25, 1998, compared with $34.2 million in the same period in 1997. Unfavorable changes in operating assets and liabilities of $15.8 million contributed to the decrease in net cash provided by operating activities of $15.0 million for the quarter when compared with the first quarter of 1997. This decrease was due principally to a $30.3 million increase in inventory in 1998 as compared to a $10.7 million increase in 1997. The $30.3 million increase in 1998 was due principally to several large quantity purchases of high sales volume inventory to receive favorable volume discount pricing and to prepare to supply the accelerated number of new stores expected to open this year.

      Investing Activities. The Company's primary investing activities have been for capital expenditures made in connection with new store construction, the remodeling of existing stores, and expansion requirements at both the manufacturing and distribution facilities. Capital expenditures for the twelve weeks ended April 25, 1998 increased $18.1 million or 202% from the same period in 1997 due principally to the accelerated opening of new company stores and increased spending for manufacturing and distribution facilities. Additionally, the Company has spent $28.8 million for franchise store acquisitions in the twelve weeks ended April 25, 1998 compared to $1.9 million in the same period in 1997, as a result of an accelerated buyback program of existing franchise store locations, which commenced in the third quarter of 1997.

     Financing Activities. Cash provided by financing activities increased $56.0 million for the twelve weeks ended April 25, 1988 versus the same period in 1997. In the first quarter of 1998, the Company borrowed $20.8 million on its line of credit facility, primarily to fund the aforementioned increase in capital expenditures and franchise store acquisitions. Additionally in 1998, the Company received proceeds of $4.2 million by selling put options giving the Company the potential obligation to purchase 2.0 million shares of its own stock for $71.5 million. For the twelve weeks ended April 26, 1997, the Company repurchased 1.5 million shares of its own stock for $31.6 million with borrowed funds, and repaid $10.5 million on the line of credit. At April 25, 1998, the Company had $320.6 million available on its revolving credit facility after excluding $2.9 million restricted for letters of credit. Subsequent to April 25, 1998, the Company purchased 1.0 million shares of its common stock in the open market for approximately $34.2 million, and also purchased put options for approximately $2.6 million, thereby reducing the Company's aforementioned potential obligation to purchase shares of its stock by $18.0 million. Additionally, subsequent to April 25, 1998, the Company received proceeds of $2.1 million by selling additional put options giving the Company the potential obligation to purchase
1.0 million shares of its stock for approximately $31.8 million.



                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There have been no material developments in the matters disclosed or incorporated by reference in Part 1 Item 3. Legal proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

ITEM 3a.  Quantitative and Qualitative Disclosure about Market Risk

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

          (23)    Interim   review  report  of   the   Company's
                  independent accountants, Deloitte & Touche LLP, for the first fiscal quarter ended April 25, 1998 is attached.

          (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the first fiscal quarter ended April 25, 1998 is attached.

          (27)    Financial Data Schedule is attached.

          (27.1) Restated Financial Data Schedule for the periods ended July 19, 1997, October 12, 1996, and April 27, 1996 is attached.

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



DATE: June 9, 1998