Form 10-Q
period 1998-07-18
GENERAL NUTRITION COMPANIES INC
filed 1998-08-21
CIK 880120

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                          _________________

                              FORM 10-Q

(Mark One)


[  X  ]   Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934




          For the twelve weeks ended July 18, 1998.

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

Registrant's telephone number, including area code:
(412) 2884600


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      X       No  ____


    As of August 19, 1998, the number of shares outstanding of the registrant's common stock was 73,303,005.


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                   (in thousands, except share data)

                                            July 18,     January 31,
                                              1998           1998
                                          (unaudited)

ASSETS
Current Assets:
Receivables, net                          $    84,035   $    75,274
Inventories                                   286,079       244,196
Deferred taxes                                 13,177        14,190
Other current assets                           12,636        29,305
Total current assets                          395,927       362,965

Note due from related parties                  24,706        21,960
Property, plant, and equipment, net           246,757       207,975
Other assets                                   40,050        33,895
Deferred financing fees, net of
 accumulated amortization of
 $3,188 and $2,646                              3,182         3,710
Goodwill, net of accumulated
 amortization of $67,599 and $62,327          329,822       303,433
                                          $ 1,040,444    $  933,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                          $   110,347    $  126,905
Accrued salaries, wages, vacations and         21,297        23,542
related taxes
Accrued income taxes                             -            4,825
Other current liabilities                      66,546        65,392
Accrued treasury stock purchase                35,750          -
Long-term debt, current portion                   967           940
Total current liabilities                     234,907       221,604

Long-term debt                                465,625       357,408
Deferred taxes                                  3,065         4,214
Commitments and contingencies
Put options                                    44,555          -

Shareholders' Equity:
Common stock, $.01 par value:                     802           819
Authorized 200,000,000 shares, issued
 and outstanding, 80,199,602 shares at
 July 18, 1998 and 81,930,801 shares at
 January 31, 1998
Additional paid-in capital                     97,397       171,224
Stock options outstanding                       7,066         7,693
Subscriptions receivable                       (3,997)       (3,598)
Accumulated earnings                          233,112       174,892
Accumulated other comprehensive income
 (loss)                                          (211)         (318)

                                              334,169       350,712
Put options                                   (41,877)         -
                                              292,292       350,712
                                          $ 1,040,444    $  933,938

Notes to Consolidated Financial Statements are an integral part of these statements.


         GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
     Consolidated Statements of Earnings and Comprehensive Income
              (in thousands, except per share data)
                          (unaudited)

                                 12 Weeks Ended           24 Weeks Ended
                             July 18,    July 19,      July 18,    July 19,
                               1998        1997          1998        1997

Net revenue                  $ 327,949  $ 265,604     $ 655,566   $ 538,663
  Cost of sales, including
  costs of warehousing,
  distribution and
  occupancy                    201,545    161,495       397,398     327,875
  Selling, general and
  administrative                74,983     61,036       152,555     123,335
  Operating earnings            51,421     43,073       105,613      87,453
  Interest expense, net          6,271      5,540        11,530      10,657
 Earnings before income taxes
  and minority interest         45,150     37,533        94,083      76,796
  Income taxes                  17,167     14,593        35,863      29,997
  Minority interest               -          (114)         -           (114)
  Net earnings               $  27,983  $  23,054     $  58,220   $  46,913

  Other comprehensive income
  (loss):
     Foreign currency
      translation
      adjustment, net              158        (82)          107        (321)
      Other comprehensive
      income (loss), net           158        (82)          107        (321)

  Comprehensive income       $  28,141  $  22,972     $  58,327   $  46,592

  Basic earnings per share   $    0.34  $    0.29     $    0.71   $    0.58

  Basic weighted average
  common shares                 81,474     80,520        81,943      80,824

  Diluted earnings per share $    0.34   $   0.28     $    0.69   $    0.57

  Diluted weighted average
  common shares                 83,219     82,453        83,945      82,646


Notes to Consolidated Financial Statements are an integral part of these statements.


        GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                        (in thousands)
                          (unaudited)


                                                   24 Weeks Ended
                                              July 18,       July 19,
                                                1998           1997

 Cash flows from operating activities:
  Net earnings                               $  58,220       $  46,913
 Adjustments to reconcile net earnings to
  net cash provided by operating
  activities:
  Depreciation and amortization                 24,962          20,370
  Amortization of deferred financing fees          542             475
  Compensation expense                            -                289
  (Increase) decrease in deferred taxes           (136)             16
  Other                                            178            (338)
  Change in operating assets and
   liabilities:
   Increase in receivables                      (8,512)         (4,575)
   Increase in inventories                     (36,733)         (9,189)
   Increase in other assets                     (1,309)           (971)
   (Decrease) increase in accrued taxes         (4,825)          1,497
   Increase (decrease) in accounts payable
    and accrued liabilities                      4,532          (7,669)
   Decrease in other working capital items      14,761           7,565
     Total adjustments                          (6,540)          7,470
Net cash provided by operating activities       51,680          54,383

Cash flows from investing activities:
  Capital expenditures                         (53,961)        (20,995)
  Proceeds from disposals                           31           1,050
  Increase in franchisee notes receivable       (5,878)         (1,386)
  Payments for franchise store
    acquisitions                               (41,302)         (4,626)
  Loan to related party                         (2,149)         (6,698)
Net cash used in investing activities         (103,259)        (32,655)

Cash flows from financing activities:
  Net borrowings on revolving credit
   facility                                    108,800           4,700
  Decrease in book balance bank overdraft      (20,315)         (2,033)
  Decrease in capital lease obligations           (556)           (464)
  Redemption of redeemable preferred
   stock                                           (27)           (168)
  Net proceeds from issuance of common
   stock                                        10,003          10,302
  Net proceeds from sale of put options          2,521           3,080
  Net payments for treasury stock              (48,941)        (35,072)
  Increase in deferred financing fees              (13)         (1,752)
Net cash provided by (used in) financing
 activities                                     51,472         (21,407)
Effect of exchange rate changes on cash            107            (321)
Net change in cash                                -               -
Beginning balance, cash                           -               -
Ending balance, cash                         $    -          $    -

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
   Interest                                  $   10,793      $  10,280
   Income taxes                              $   40,416      $  30,998
  Non-cash activities:
   Purchase of treasury stock                $   35,750      $    -

Notes to Consolidated Financial Statements are an integral part of these statements.


        GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements

                            (Unaudited)

1.   Basis of Reporting.  In the opinion of General Nutrition
  Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company as of July 18, 1998 and January 31, 1998, and the results of operations for the twelve and twenty-four weeks ended July 18, 1998 and July
  19, 1997.  All such adjustments are of a normal and recurring nature.

  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K for the fiscal year ended on January 31, 1998 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations for the twelve and twentyfour weeks ended July 18, 1998 and July 19, 1997, and the cash flows for the twenty-four weeks ended July 18, 1998 and July
  19, 1997, are not necessarily indicative of the operating results for the full year.

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

2. New Accounting Pronouncements. In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No.
  130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Earnings and recorded directly to the equity section of an entity's statement of financial position. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in 1998 and has elected to include the required items of other comprehensive income in its Consolidated Statements of Earnings and Comprehensive Income.

  In June 1997, the FASB issued SFAS No. 131 "Disclosures about
  Segments of an Enterprise and Related Information." SFAS No.
  131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.
  131 is effective for fiscal years beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The
  Company does not believe that SFAS No. 131 will have a significant effect on the disclosures in it consolidated financial statements.

  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined what impact, if any, that adoption of SFAS No. 133 will have on its financial position or results of operations.

3. Cash. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The
  Company's funds are borrowed on an as needed basis to pay for clearing checks. At July 18, 1998 and January 31, 1998, cash overdrafts of $12.0 million and $32.4 million, respectively, were included in accounts payable. At July 18, 1998, the Company had $231.9 million available on its revolving credit facility after excluding $3.6 million restricted for letters of credit.

4. Reclassifications. Certain amounts reported in previously issued financial statements have been reclassified to conform to the 1998 presentation.

5. Earnings Per Share. Basic earnings per common share are computed based on the weighted average common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The following table sets forth the computation of basic and diluted earnings per share:
                                12 Weeks Ended        24 Weeks Ended
                              July 18,   July 19,   July 18,  July 19,
                                1998       1997       1998      1997
                                (in thousands, except per share data)

  Net earnings available for
   common shares              $ 27,983  $ 23,054   $ 58,220  $ 46,913

  Basic weighted average
   common shares                81,474    80,520     81,943    80,824

  Basic earnings per share    $   0.34  $   0.29   $   0.71  $   0.58

  Basic weighted average
   common shares                81,474    80,520     81,943    80,824
  Shares issuable from assumed
   conversion of dilutive stock
   options                       1,745     1,933      2,002     1,822
  Diluted weighted average
   common shares                83,219    82,453     83,945    82,646

  Diluted earnings per share  $   0.34  $   0.28   $   0.69  $   0.57

For the twenty-four weeks ended July 18, 1998, there were 1,885,000 options that were antidilutive and as such, were not included in the earnings per share calculation above. There were no antidilutive options for either the twelve weeks ended July 18, 1998 and July 19, 1997 or the twenty-four weeks ended July 19, 1997.

6. Put Options. During the twenty-four weeks ended July 18, 1998, the Company traded put options on a net 2.4 million shares of the Company's common stock and recorded net proceeds of $2.5 million. The amount related to the Company's potential obligation has been recorded as a liability and reclassified from shareholders' equity to put options. The remaining 1.4 million options outstanding at July 18, 1998 expire during the current fiscal year and have exercise prices ranging from $31.00 to $34.43 per share with an average price of $31.94.

7. Treasury Stock. During the second quarter of 1998, the Company's Board of Directors authorized up to $300 million to be available to purchase its common shares in the open market and the Company purchased and retired 2.5 million shares of its stock at an average price of $33.88 per share totaling an aggregate amount of $84.7 million.

8. Legal Proceedings. Certain Company subsidiaries are named as defendants in legal actions brought in federal and state courts by certain parties seeking damages resulting from the ingestion of certain products containing manufactured LTryptophan. No provision has been made in the financial statements for any loss that may result to the Company from these actions. See Note 13 in the Company's Form 10-K for the fiscal year ended January 31, 1998.

  On June 24, 1996, a putative class action, Lavalla v. Lee et al, C.A. No. 15080, was commenced against the Company and two directors and shareholders in the Court of Chancery of the State of Delaware, Newcastle County, alleging violations of the federal securities laws arising out of the Prospectus and Registration Statement (the "Prospectus") for a public offering of common stock of the Company which took place on February 7, 1996 (the "Public Offering"). The action was dismissed without prejudice on December 29, 1997 pursuant to the parties' stipulation. The named plaintiff, Gaetan Lavalla, subsequently became a named plaintiff in Klein et al v. General Nutrition Companies, Inc.
  et al, Civil Action No. 96-1455, another putative class action filed on August 2, 1996, in the United States District Court for the Western District of Pennsylvania. In Klein, plaintiffs asserted that the Company is liable for violations of Sections
  11 and 12(a) of the Securities Act of 1933 and Section 1501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the Prospectus, and for violations of Section 10(b) of the Securities Exchange Act of 1934 and for negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the Public Offering through May 28, 1996.
  Plaintiffs also alleged that certain officers, directors and shareholders of the Company, as well as the underwriters for the Public Offering, are liable for other violations of the federal and state securities laws and for negligent misrepresentation.

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

  The Company is presently engaged in various other legal actions and governmental proceedings, and although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings when taking into consideration of the Company's product liability coverage, will not have a material adverse impact on its financial position, results of operations or liquidity.

9.   Inventories.  Inventories consist of the following:

                                     July 18,    January 31,
                                       1998         1998
                                        (in thousands)

      Product ready for sale      $  239,462     $  201,155
      Unpackaged bulk products
       and raw materials              42,330         39,203
      Packaging supplies               4,287          3,838
                                  $  286,079     $  244,196

10. Subsequent Events. During the third quarter of 1998, the Company purchased 6.9 million shares of its common stock in the open market for approximately $162.5 million.

  On August 10, 1998, the Company obtained a new thirty day credit facility from members of its bank group in order to finance stock repurchases and for general corporate purposes. The facility allows for additional borrowings of up to $100 million with variable interest rates based on prime plus add-on margins of 0.5% to 0.75% and/or Eurodollar plus add-on margins of 1.5% to 2.0%. The maturity date of the facility is July 1, 2002.

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

RESULTS OF OPERATIONS

Revenue

Consolidated revenue for the twelve and twenty-four
week periods ended July 18, 1998 was $327.9 million and $655.6
million, respectively, representing increases of   23.5% and 21.7% from
the same periods in 1997. Below is a comparison of revenue for each of the Company's businesses for the twelve and twenty-four week periods:

                                  Consolidated Revenue

                       12 Weeks Ended                   24 Weeks Ended
                        % of             % of            % of            % of
              July 18, Total  July 19,  Total  July 18, Total  July 19, Total
                1998  Revenue   1997   Revenue   1998  Revenue   1997  Revenue
            (millions)      (millions)       (millions)      (millions)

Retail        $ 233.1  71.1%  $ 195.1   73.5%  $ 473.6  72.2%  $ 396.7  73.6%
Franchising      59.3  18.1%     50.5   19.0%    116.2  17.7%    104.2  19.4%
Manufacturing    35.5  10.8%     20.0    7.5%     65.8  10.1%     37.8   7.0%
Total         $ 327.9 100.0%  $ 265.6  100.0%  $ 655.6 100.0%  $ 538.7 100.0%

     Retail Revenue. Domestically, the Company's products are sold through retail stores operating primarily under the General
Nutrition Centers and GNC Live Well store names ("GNC stores"). The Company also operates retail stores under the Nature's Fresh and Amphora names. Internationally, products are sold through retail outlets operating under the names of Health and Diet Centers and General
Nutrition Centers in the United Kingdom, Canada, and New Zealand.
Presented below is a summary of retail revenue and corresponding store information:
                                      Retail Revenue

                       12 Weeks Ended                   24 Weeks Ended
                       % of             % of            % of             % of
             July 18, Retail July 19,  Retail July 18, Retail  July 19, Retail
               1998  Revenue   1997   Revenue   1998  Revenue    1997  Revenue
            (millions)      (millions)       (millions)       (millions)

GNC stores    $ 211.2  90.6%  $ 175.4   89.9%  $ 429.8  90.8%  $ 356.9  90.0%
Other domestic
 stores          14.1   6.0%     15.4    7.9%     29.1   6.1%     31.5   7.9%
International
 stores           7.8   3.4%      4.3    2.2%     14.7   3.1%      8.3   2.1%
              $ 233.1 100.0%  $ 195.1  100.0%  $ 473.6 100.0%  $ 396.7 100.0%

                                   Operating Company
                                    Store Locations

                                 July 18,         July 19,
                                   1998             1997

GNC stores                         2,291            1,836
Other domestic stores                 41               57
International stores                 110               54
                                   2,442            1,947

Revenue for GNC stores increased 20.5% and 20.4% for the twelve and twenty-four week periods ended July 18, 1998 when compared with the same periods in 1997, the result of 455 net new or acquired store openings and favorable comparable store sales gains of 3.0% and 4.3% for the twelve and twenty-four week period ended July 18, 1998, respectively. The Company's increase in comparable store sales were generated from the success of its marketing efforts focusing on the men's and women's brands as well as the continued demand for sports nutrition and herbal products.

Revenue from the 6 Nature's Fresh natural grocery stores, comprised $11.9 million or 84.4% of the other domestic stores category for the twelve weeks ended July 18, 1998 versus $10.5 million or 68.2% for the same period last year.

The Company has accelerated the store openings in the Canadian markets, opening 19 and 33 new stores during the twelve and twenty-four weeks periods ended for a total open of 67 at July 18, 1998. Additionally, the Company opened 3 international stores in the second quarter and now operates 41 stores in the United Kingdom and 2 in New Zealand.

    Franchising Revenue. Revenue from the franchise segment increased 17.4% and 11.5% for the twelve and twenty-four week periods ended July 18, 1998 compared with the same period in 1997. This increase is primarily the result of franchise stores comparable store sales increase of 11.8% and 13.4% for the twelve and twenty-four weeks ended July 18, 1998, respectively.

The franchise program continues its strong growth potential as 114 and 232 more franchise stores were awarded in the twelve and twenty-four week periods ending July 18, 1998. There are now 438 domestic and 402 international stores awarded or part of development agreements that have not yet been opened.

Revenue at Franchising is generated primarily through sales of products to franchises at wholesale prices and royalties on franchises' retail sales. Additional revenue is generated through the initial franchise license fee, sales of stores, fixtures and graphic materials, as well as interest earned on franchise accounts receivable. Revenue from domestic and international franchise locations were $59.3 million and $116.2 million for the twelve and twentyfour week periods ended July 18, 1998. Revenue for domestic and international franchise stores increased 12.4%
and 5.4%, respectively, for the twelve week period ended July 18, 1998 when compared with the same period in 1997. For the twenty-four week period ended July 18, 1998 the domestic and international franchise stores increased 14.0% and 5.6%, respectively, when compared with the same period in 1997.

Presented below is the number of operating franchise stores and the number of outstanding development agreements and the number of franchises awarded but not yet open:

            Number of Operating Franchise Locations

                                July 18, 1998           July 19, 1997
Franchise Locations        Domestic International  Domestic International

At beginning of period        1,062           158     1,086           127
Added during period              88            12        49             7
Closed or converted
  during period                 (30)           -        (18)           -
At end of period              1,120           170     1,117           134

Development agreements
  and stores awarded but
  not open                      438           402       278           367

    Manufacturing Revenue. Revenue at Manufacturing increased to $89.1 million or 34.2% in the twelve weeks and $177.8 million or 32.0% in the twenty-four weeks ended July 18, 1998 when compared with $66.4 million and $134.7 million for the same periods in 1997. Revenue at the Company's South Carolina facility was $84.8 million and $169.1 million or 95.2% and 95.1% of total Manufacturing revenue for the twelve and twenty-four weeks ended.

                        Manufacturing Revenue

                      12 Weeks Ended                24 Weeks Ended
             July 18,  % of July 19,  % of July 18,   % of July 19,   % of
               1998   Total   1997   Total    1998   Total    1997   Total
            (millions)     (millions)     (millions)      (millions)

Third party   $ 35.5  39.8%  $ 20.0  30.1%  $  65.8  37.0%  $  37.8  28.1%
Intercompany    53.6  60.2%    46.4  69.9%    112.0  63.0%     96.9  71.9%
Total         $ 89.1 100.0%  $ 66.4 100.0%  $ 177.8 100.0%  $ 134.7 100.0%


Sales to third-party customers were $35.5 million and $65.8 million for the twelve and twenty-four weeks ended July 18, 1998, an increase of 77.5% and 74.1% over the twelve and twenty-four weeks for the periods ended July 19, 1997. The intercompany sales are eliminated from the Company's consolidated revenue. The Company anticipates continuing sales increases at Manufacturing over 1997 as a result of the acceleration of the store opening program, both company-owned and franchised, and the continuing demand from third-party customers.


Analysis of Consolidated Operating Costs and Expenses

                               12 Weeks Ended         24 Weeks Ended
                             July 18,   July 19,    July 18,    July 19,
                               1998       1997        1998        1997
                               (in thousands)          (in thousands)

Cost of sales, including
 costs of warehousing,
 distribution and
 occupancy                $ 201,545   $ 161,495    $ 397,398   $ 327,875
Percent of net revenue         61.4%       60.8%        60.6%       60.9%

Selling, general and
 administrative           $  74,983   $  61,036    $ 152,555   $ 123,335
Percent of net revenue         22.9%       23.0         23.3%       22.9%

Operating earnings        $  51,421   $  43,073    $ 105,613   $  87,453
Percent of net revenue         15.7%       16.2%        16.1%       16.2%

Cost of sales including the cost of warehousing, distribution and occupancy increased as a percentage of net revenue by 0.6% in the twelve weeks ended July 18, 1998 when compared with the same period in 1997. The increase was the result of higher third-party sales at Manufacturing which carry lower margins than retail and a marketing promotion at Retail on certain commodity vitamins and sports nutrition products.

Selling, general and administrative costs increased $13.9 million and $29.2 million in the twelve and twenty-four weeks ended July
18, 1998 compared with the same periods in 1997. The dollar increase was due primarily to the increased number of company-owned stores and the Company's first sponsorship of the Olympic Games in February 1998. Non-Operating Expense Analysis Interest expense for the quarter increased $0.7 million to $6.3 million, when compared to the same period in 1997. The increase in interest expense was the result of $83.5 million of additional borrowings made since the second quarter of 1997 to fund the Company's franchise store buyback program, increased capital expenditures and the purchases of Company stock.

Review of Financial Condition
Analysis of Liquidity and Capital Resources

During the twenty-four weeks ended July 18, 1998, the Company's business segments continued to contribute to increased earnings from continuing operations. The Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:

                                  24 Weeks Ended
                               July 18,    July 19,
                                1998         1997
                                  (in thousands)
Cash provided by (used in):
  Operating activities       $  51,680   $  54,383
  Investing activities        (103,259)    (32,655)
  Financing activities          51,472     (21,407)
  Effect of exchange rate          107        (321)
Net change in cash           $    -      $    -

     Operating Activities. Cash provided by operating activities for the twenty-four weeks ended July 18, 1998 was $ 51.7 million versus $54.4 million for the same period in 1997, a decrease of $2.7 million. The decrease was due primarily to the increase in inventory, which was purchased from third parties in large volumes at significantly discounted rates.

     Investing Activities. The Company's primary investing activities have been for capital expenditures made in connection with new store construction, the remodeling of existing stores, and expansion requirements at the manufacturing facilities. Capital expenditures for the twenty-four weeks ended July 18, 1998 increased $33.0 million or 157.0% from the same period in 1997 due principally to the accelerated opening of new company stores and increased spending at Manufacturing. Additionally, the Company has spent $41.3 million for franchise store acquisitions in the twenty-four weeks ended July 18, 1998 compared to $4.6 million in the same period in 1997, as a result of an accelerated buyback program of existing franchise store locations, which commenced in the third quarter of 1997.

     Financing Activities. Cash provided by financing activities increased $72.9 million for the twenty-four weeks ended July 18, 1998 versus the same period in 1997. During 1998, the Company borrowed $108.8 million on its line of credit facility, primarily to fund the aforementioned increase in capital expenditures, franchise store acquisitions and to purchase the Company's stock. Additionally in 1998, the Company received net proceeds of $2.5 million by trading put options giving the Company the potential obligation to purchase 2.4 million shares of its own stock for $44.6 million. For the twenty-four weeks ended
July 18, 1998, the Company repurchased 2.5 million shares of its own stock for $84.7 million with borrowed funds. At July 18, 1998, the Company had $231.9 million available on its revolving credit facility after excluding $3.6 million restricted for letters of credit. During the third quarter of 1998, the Company purchased 6.9 million shares of its common stock in the open market for approximately $162.5 million. The Company also acquired a new credit facility for additional borrowings of up to $100 million.

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

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There have been no material developments in the matters disclosed or incorporated by reference in Part I Item 3

       LEGAL PROCEEDINGS, of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

ITEM 2.CHANGES IN SECURITIES

       None

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Company's Annual Meeting of Stockholders was held in Pittsburgh, Pennsylvania on June 25, 1998.

  (b) The following directors were re-elected as Class I Directors for three-year terms expiring in 2001 with the votes indicated:

                                                      WITHHELD
                                      FOR             AUTHORITY
       David Lucas                 71,321,057         1,274,855
       W. Harrison Wellford        71,319,597         1,276,315

       The remaining directors continue in office with their class and term as follows:

       -  Class II with terms expiring in 2000
            William E. Watts and Ronald L. Rosetti
       -  Class III with terms expiring in 1999
            Jerry D. Horn and Thomas R. Shepherd

  (c) In addition, at the meeting the following matters were voted upon with the vote indicated below:

       (i) A proposal to approve the Company's 1998 Management and Director Stock Option Plan

                 FOR              AGAINST          ABSTAIN
             66,763,726          5,583,478         148,708

      (ii) A proposal to ratify the appointment of the Company's independent auditors, Deloitte & Touche LLP, for the current fiscal year

                 FOR              AGAINST          ABSTAIN
             72,509,844             29,920          56,148

  (d)  Not applicable.

ITEM 5.OTHER INFORMATION

       None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     (23) Interim review report of the Company's independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended July 18, 1998

     (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended July 18, 1998

     (27)   Financial Data Schedule

            No current reports on Form 8K were filed during the current fiscal quarter.



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



DATE: August 21, 1998