Form 10-Q
period 1998-10-10
GENERAL NUTRITION COMPANIES INC
filed 1998-11-13
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(Mark One)

[  X  ]      Quarterly  report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                  For the twelve weeks ended October 10, 1998.

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


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


         As of November 10, 1998, the number of shares outstanding of the registrant's common stock was 68,224,859.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                October 10,    January 31,
                                                    1998           1998
                                                -----------    ----------
                                                (unaudited)
ASSETS
Current Assets:
   Cash                                         $     9,407    $    --
   Receivables, net                                  76,205       75,274
   Inventories                                      312,161      244,196
   Deferred taxes                                    12,976       14,190
   Other current assets                              14,272       29,305
                                                -----------    ---------
Total current assets                                425,021      362,965

Note due from related parties                        25,442       21,960
Property, plant, and equipment, net                 263,486      207,975
Other assets                                         41,276       33,895
Deferred financing fees, net of accumulated
   amortization of $3,483 and $2,646                  3,387        3,710
Goodwill, net of accumulated amortization of
   $70,485 and $62,327                              336,335      303,433
                                                -----------    ---------
                                                $ 1,094,947    $ 933,938
                                                ===========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                             $   126,184    $ 126,905
   Accrued salaries, wages, vacations
     and related taxes                               24,245       23,542
   Accrued income taxes                              10,487        4,825
   Other current liabilities                         75,193       65,392
   Long-term debt, current portion                      895          940
                                                -----------    ---------
Total current liabilities                           237,004      221,604

Long-term debt                                      755,997      357,408
Deferred taxes                                        3,215        4,214
Commitments and contingencies
Put options                                          15,906         --

Shareholders' Equity:
Common stock, $.01 par value:                           682          819
   Authorized 200,000,000 shares, issued and
   outstanding, 68,203,105 shares at October
    10, 1998 and 81,930,801 shares at
    January 31, 1998
Additional paid-in capital                             --        171,224
Stock options outstanding                             7,066        7,693
Subscriptions receivable                             (3,997)      (3,598)
Accumulated earnings                                 95,470      174,892
Accumulated other comprehensive loss                   (490)        (318)
                                                -----------    ---------
                                                     98,731      350,712
Put options                                         (15,906)        --
                                                -----------    ---------
                                                     82,825      350,712
                                                -----------    ---------
                                                $ 1,094,947    $ 933,938
                                                ===========    =========

                Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Earnings and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)



                                                          12 Weeks Ended            36 Weeks Ended
                                                     -----------------------    ----------------------
                                                     October 10,  October 11,  October 10,  October 11,
                                                        1998         1997          1998         1997
                                                     ----------   ----------    ---------    ---------

Net revenue                                           $ 304,652    $ 277,970    $ 960,217    $ 816,633
Cost of sales, including costs of warehousing,
   distribution and occupancy                           190,932      170,625      588,331      498,500
Selling, general and administrative                      76,039       63,118      228,595      186,453
                                                      ---------    ---------    ---------    ---------
Operating earnings                                       37,681       44,227      143,291      131,680
Interest expense, net                                     8,677        5,309       20,206       15,966
                                                      ---------    ---------    ---------    ---------
 Earnings before income taxes and minority interest      29,004       38,918      123,085      115,714

Income taxes                                             11,049       15,042       46,912       45,039
Minority interest                                          --            (56)          (1)        (170)
                                                      ---------    ---------    ---------    ---------
Net earnings                                             17,955       23,932       76,174       70,845

Other comprehensive loss:
   Foreign currency translation adjustment, net            (278)        (521)        (172)        (833)
                                                      ---------    ---------    ---------    ---------

Comprehensive income                                  $  17,677    $  23,411    $  76,002    $  70,012
                                                      =========    =========    =========    =========

Basic earnings per share                              $    0.25    $    0.30    $    0.97    $    0.88
                                                      =========    =========    =========    =========

Basic weighted average common shares                     72,473       81,040       78,788       80,896
                                                      =========    =========    =========    =========

Diluted earnings per share                            $    0.25    $    0.29    $    0.94    $    0.86
                                                      =========    =========    =========    =========

Diluted weighted average common shares                   73,276       83,122       80,670       82,781
                                                      =========    =========    =========    =========
























                Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            36 Weeks Ended
                                                       -------------------------
                                                       October 10,   October 11,
                                                           1998          1997
                                                       ----------    -----------

Cash flows from operating activities:
Net earnings                                            $  76,174    $  70,845
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                         38,406       30,421
     Amortization of deferred financing fees                  837          746
     Loss (gain) on disposal of fixed assets                  425          (54)
     Decrease (increase) in deferred taxes                     94           (4)
     Compensation expense                                    --            289
     Other                                                    199         (170)
     Change in operating assets and liabilities:
       Decrease (increase) in receivables                      87      (10,105)
       Increase in inventories                            (61,535)     (19,562)
       Increase in other assets                            (2,207)      (1,209)
       Increase in accrued taxes                            5,662       16,186
       Increase in accounts payable and accrued
         liabilities                                       40,584       14,795
       Decrease in other working capital items             16,801        6,680
                                                        ---------    ---------
         Total adjustments                                 39,353       38,013
                                                        ---------    ---------
 Net cash provided by operating activities                115,527      108,858
                                                        ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                   (80,412)     (39,155)
   Proceeds from disposals                                     31        1,050
   Increase in franchisee notes receivable                 (7,089)      (2,417)
   Payments for franchise store acquisitions              (52,949)     (14,522)
   Loan to related party                                   (2,886)      (7,662)
                                                        ---------    ---------
Net cash used in investing activities                    (143,305)     (62,706)
                                                        ---------    ---------

Cash flows from financing activities:
   Net borrowings (repayments) on revolving credit
     facility                                             399,300      (31,200)
   (Increase) decrease in book balance bank overdraft     (32,362)       2,694
   Decrease in capital lease obligations                     (756)        (726)
   Redemption of redeemable preferred stock                  (248)        (184)
   Net proceeds from issuance of common stock              10,446       15,150
   Net proceeds from sale of put options                    2,834        5,440
   Stock subscription receivable                             (399)         331
   Net payments for treasury stock                       (340,866)     (35,072)
   Increase in deferred financing fees                       (592)      (1,752)
                                                        ---------    ---------
 Net cash provided by (used in) financing activities       37,357      (45,319)
Effect of exchange rate changes on cash                      (172)        (833)
                                                        ---------    ---------
Net change in cash                                          9,407         --
Beginning balance, cash                                      --           --
                                                        ---------    ---------
Ending balance, cash                                    $   9,407    $    --
                                                        =========    =========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the period for:
     Interest                                           $  19,592    $  15,924
     Income taxes                                       $  40,867    $  31,130


                Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. Basis of Reporting. In the opinion of General Nutrition Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company as of October 10, 1998 and January 31, 1998, and the results of operations for the twelve and thirty-six weeks ended October 10, 1998 and October 11, 1997. All such adjustments are of a normal and recurring nature.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting  principles  have  been  either  condensed  or  omitted.  It  is suggested that these consolidated financial statements be read in conjunction with the financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K for the fiscal year ended on January 31, 1998 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations for the twelve and thirty-six weeks ended October 10, 1998 and October 11, 1997, and the cash flows for the thirty-six weeks ended October 10, 1998 and October 11, 1997, are not necessarily indicative of the operating results for the full year.

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

2. New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Earnings and recorded directly to the equity section of an entity's balance sheet. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in 1998 and has elected to include the required items of other comprehensive income in its Consolidated Statements of Earnings and Comprehensive Income.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement is not required to be applied to interim financial statements in the initial year of its application. The Company does not believe that SFAS No. 131 will have a significant effect on the disclosures in its consolidated financial statements.

     In June 1998,  the FASB  issued  SFAS No. 133  "Accounting  for  Derivative
     Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company is not currently involved with derivative instruments or hedging activities, management believes that adoption of SFAS No. 133 will not have a significant effect on its financial position or results of operations.

3. Cash. The Company utilizes a cash management system under which typically a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At January 31, 1998, a cash overdraft of $32.4 million was included in accounts payable and at October 10, 1998, due to the timing of cash disbursements, the Company maintained a cash balance of $9.4 million. At October 10, 1998, the Company had $42.3 million available on its revolving credit facility after excluding $2.7 million restricted for letters of credit.

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

                                                         12 Weeks Ended                  36 Weeks Ended
                                                -------------------------------   ----------------------------
                                                   October 10,      October 11,     October 10,    October 11,
                                                       1998             1997            1998           1997
                                                ---------------   -------------   -------------   ------------
                                                              (in thousands, except per share data)

Net earnings available for common shares        $        17,955   $      23,932   $      76,174   $     70,845
                                                ===============   =============   =============   ============

Basic weighted average common shares                     72,473          81,040          78,788         80,896
                                                ===============   =============   =============   ============

Basic earnings per share                        $          0.25   $        0.30   $        0.97   $       0.88
                                                ===============   =============   =============   ============


Basic weighted average common shares                     72,473          81,040          78,788         80,896
 Shares issuable from assumed conversion of
   dilutive stock options and exercise of put
   options                                                  803           2,082           1,882          1,885
                                                ---------------   -------------   -------------   ============
Diluted weighted average common shares                   73,276          83,122          80,670         82,781
                                                ===============   =============   =============   ============

Diluted earnings per share                      $          0.25   $        0.29   $        0.94   $       0.86
                                                ===============   =============   =============   ============

6. Put Options. During the thirty-six weeks ended October 10, 1998, the Company traded put options on a net 3.5 million shares of the Company's common stock and recorded net proceeds of $2.8 million. The amount related to the Company's potential obligation has been recorded as a liability and reclassified from shareholders' equity to put options. The 0.5 million options outstanding at October 10, 1998 expire during the current fiscal year's fourth quarter and have an exercise price of $31.81 per share.

7. Treasury Stock. For the twelve weeks ended October 10, 1998, the Company repurchased and retired 12 million shares of its own stock at an average price of $21.35 per share. The total repurchased and retired for the thirty-six weeks ended October 10, 1998 was 14.5 million shares at an average price of $23.51 per share and an aggregate amount of $340.9 million.

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

9.   Inventories.  Inventories consist of the following:

                                           October 10,   January 31,
                                               1998         1998
                                            ---------    ----------
                                                (in thousands)

Product ready for sale                       $268,165     $201,155
Unpackaged bulk products and raw materials     40,357       39,203
Packaging supplies                              3,639        3,838
                                             --------     --------
                                             $312,161     $244,196
                                             ========     ========

10. Credit Facility. On August 10, 1998, the Company acquired a new credit facility from members of its bank group in order to finance stock repurchases and for general corporate purposes. The facility allows additional borrowings Company the option to borrow $200 million in $100 million increments of up to $100 million and bears interest at variable rates based on prime plus add-on margins of .5% to .75% and/or Eurodollar plus add-on margins of 1.5% to 2.0%. The maturity date of the facility is July 1, 2002. Currently, under the original and above mentioned credit agreements, the Company has the ability to acquire an additional $100 million credit facility.

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

RESULTS OF OPERATIONS

Revenue

Consolidated revenue for the twelve and thirty-six week periods ended October 10, 1998 was $304.7 million and $960.2 million, respectively, representing increases of 9.6% and 17.6% from the same periods in 1997. Below is a comparison of revenue for each of the Company's businesses for the twelve and thirty-six week periods:

                                                                Consolidated Revenue
                      ---------------------------------------------------------------------------------------------------------
                                        12 Weeks Ended                                        36 Weeks Ended
                      ---------------------------------------------------   ---------------------------------------------------
                      October 10,  % of Total    October 11,  % of Total    October 10,  % of Total    October 11,  % of Total
                         1998        Revenue        1997        Revenue        1998        Revenue        1997        Revenue
                      -----------  -----------   -----------  -----------   -----------  -----------   -----------  -----------
                      (millions)                 (millions)                 (millions)                 (millions)
Retail                 $  230.0         75.5%     $  198.6         71.4%      $  703.7        73.3%     $  595.2         72.9%
Franchising                53.0         17.4%         54.7         19.7%         169.1        17.6%        158.9         19.4%
Manufacturing              21.7          7.1%         24.7          8.9%          87.4         9.1%         62.5          7.7%
                      -----------  -----------   -----------  -----------   -----------  -----------   -----------  -----------
Total                  $  304.7        100.0%     $  278.0        100.0%      $  960.2       100.0%     $  816.6        100.0%
                      ===========  ===========   ===========  ===========   ===========  ===========   ===========  ===========


         Retail Revenue. Domestically, the Company's products are sold through retail stores operating primarily under the General Nutrition Centers(R) and GNC Live Well(TM) store names ("GNC stores"). The Company also operates retail stores under the Nature's Fresh(TM) and Amphora(TM) names. Internationally, products are sold through retail outlets operating under the names of Health and Diet Centres(R) and General Nutrition Centres(R) in the United Kingdom, Canada, and New Zealand. Presented below is a summary of retail revenue and corresponding store information:


                                                                     Retail Revenue
                                                                                                                Operating Company
                                   12 Weeks Ended                               36 Weeks Ended                   Store Locations
                     -------------------------------------------  -------------------------------------------  ---------------------
                      October      % of      October     % of      October      % of      October     % of      October     October
                        10,       Retail       11,      Retail       10,       Retail       11,      Retail       10,         11,
                       1998       Revenue     1997      Revenue     1998       Revenue     1997      Revenue     1998        1997
                     ---------  ---------- ----------  ---------  ---------  ---------- ----------  ---------  ---------  ----------
                     (millions)            (millions)             (millions)            (millions)

  GNC stores           $ 206.4      89.7%    $178.9       90.1%     $ 636.2      90.4%    $535.7       90.0%      2,395       1,908
  Other domestic
     stores               15.3       6.7%      14.9        7.5%        44.4       6.3%      46.3        7.8%         40          54
  International
     stores                8.3       3.6%       4.8        2.4%        23.1       3.3%      13.2        2.2%        131          61
                     ---------  ---------  ----------  ---------  ---------  ---------- ----------  ---------  ---------  ----------
                       $ 230.0     100.0%    $198.6      100.0%     $ 703.7     100.0%    $595.2      100.0%      2,566       2,023
                     =========  =========  ==========  =========  =========  ========== ==========  =========  =========  ==========

Revenue for GNC stores increased 15.4% and 18.8% for the twelve and thirty-six week periods ended October 10, 1998, respectively, when compared with the same periods in 1997, the result of 487 net new or acquired store openings and favorable comparable store sales gains of 2.3% for the thirty-six week period ended October 10, 1998. For the twelve week period ending October 10, 1998, the comparable store sales decreased 1.6% when compared to the same period in 1997. The primary reason for this comparable store sales decrease was a result of a slowing in herb category sales as strong publicity and a media campaign in 1997 were not repeated in 1998. In addition, the Company revised its pricing strategy, lowering prices on branded sports products and certain commidity vitamins.

Revenue from the 6 Nature's Fresh natural grocery stores, comprised $13.4 million or 87.6% of the other domestic stores category for the twelve weeks ended October 10, 1998 versus $10.4 million or 69.8% for the same period last year. Comparable store sales for Nature's Fresh stores increased 8.1% and 11.2% for the twelve and thirty-six week periods ended October 10, 1998, respectively, when compared with the same periods in 1997.

The Company opened 18 and 51 new stores in Canadian markets during the twelve and thirty-six week periods ended October 10, 1998, respectively, for a total of
85. Additionally, the Company opened 3 international stores in the third quarter and now operates 46 stores in the United Kingdom and New Zealand. The Company is reevaluating its international market strategy, and, with the exception of the Canadian market, has no current plans for expansion.

         Franchising Revenue. Revenue at Franchising is generated primarily through sales of products to franchises at wholesale prices and royalties on franchises' retail sales. Additional revenue is generated through the initial franchise license fee, sales of stores, fixtures and graphic materials, as well as interest earned on franchise accounts receivable.

Consolidated revenue from the franchise segment increased 6.4% for the thirty-six week period ended October 10, 1998 compared with the same period in 1997. This increase is primarily the result of franchise stores comparable store sales increase of 10.2% for the thirty-six weeks ended October 10, 1998. For the twelve weeks ended October 10, 1998, revenue at Franchising decreased by $1.7 million when compared to the same period in 1997. The decrease was due to lower comparable store sales in franchise stores of 4.2% and the impact of the Company's franchise store repurchase program in 1997.

Revenue from domestic and international franchise locations were $53.0 million and $169.1 million for the twelve and thirty-six week periods ended October 10, 1998. Comparable store sales for domestic and international franchise stores increased 4.3% and 3.1%, respectively, for the twelve week period ended October 10, 1998 when compared with the same period in 1997. For the thirty-six week period ended October 10, 1998 the domestic and international franchise comparable store sales increased 10.7% and 4.7%, respectively, when compared with the same period in 1997.

The franchise program continues its strong growth potential as 105 and 336 more franchise stores were awarded in the twelve and thirty-six week periods ending October 10, 1998. There are now 424 domestic and 436 international stores awarded or part of development agreements that have not yet been opened.

Presented below is the number of operating franchise stores and the number of outstanding development agreements and the number of franchises awarded but not yet open:

                                                      Number of Operating Franchise Locations

                                                October 10, 1998                    October 11, 1997
                                         -------------------------------     -------------------------------
         Franchise Locations               Domestic      International         Domestic      International
--------------------------------------   -------------   ---------------     -------------   ---------------

At beginning of period                         1,120              170              1,117               134
Added during period                               64                5                 65                 5
Closed/converted during period                   (25)              (2)               (52)               (1)
                                         -------------   ---------------     -------------   ---------------
At end of period                               1,159              173              1,130               138
                                         =============   ===============     =============   ===============

Development agreements and stores
  awarded but not yet open                       424              436                302               396

         Manufacturing Revenue. Revenue at Manufacturing was $65.5 million and $243.3 million in the twelve and thirty-six weeks ended October 10, 1998. Revenue at the Company's South Carolina facility was $61.3 million and $230.4 million or 93.6% and 94.7% of total Manufacturing revenue for the twelve and thirty-six weeks ended.

                                                               Manufacturing Revenue
                      ---------------------------------------------------------------------------------------------------------
                                        12 Weeks Ended                                        36 Weeks Ended
                      ---------------------------------------------------   ---------------------------------------------------
                        October                    October                    October                    October
                          10,         % of           11,         % of           10,         % of           11,         % of
                         1998         Total         1997         Total         1998         Total         1997         Total
                      -----------  -----------   -----------  -----------   -----------  -----------   -----------  -----------
                      (millions)                 (millions)                 (millions)                 (millions)
Third party             $  21.7         33.1%      $  24.7         37.0%      $   87.4        35.9%      $  62.5         31.0%
Intercompany               43.8         66.9%         42.0         63.0%         155.9        64.1%        138.9         69.0%
                      -----------  -----------   -----------  -----------   -----------  -----------   -----------  -----------
Total                   $  65.5        100.0%      $  66.7        100.0%       $ 243.3       100.0%      $ 201.4        100.0%
                      ===========  ===========   ===========  ===========   ===========  ===========   ===========  ===========

Sales to third-party customers were $21.7 million and $87.4 million for the twelve and thirty-six weeks ended October 10, 1998. The intercompany sales are eliminated from the Company's consolidated revenue. For the twelve week period ended October 10, 1998, third party revenue at the Company's Greenville, South Carolina facility decreased by 13.7% to $18.2 million, due primarily to third-party customers delaying orders until the fourth quarter of fiscal 1998.


Analysis of Consolidated Operating Costs and Expenses
-----------------------------------------------------

                                                           12 Weeks Ended                          36 Weeks Ended
                                                --------------------------------------  --------------------------------------
                                                   October 10,         October 11,         October 10,         October 11,
                                                      1998                1997                1998                 1997
                                                ------------------  ------------------  ------------------   -----------------
                                                           (in thousands)                          (in thousands)

Cost of sales, including costs of
  warehousing, distribution and occupancy        $    190,932        $     170,625      $   588,331          $   498,500
Percent of net revenue                                   62.6%                61.4%            61.3%                61.1%

Selling, general and administrative              $     76,039        $      63,118      $   228,595          $   186,453
Percent of net revenue                                   25.0%                22.7%            23.8%                22.8%

Operating earnings                               $     37,681        $      44,227      $   143,291          $   131,680
Percent of net revenue                                   12.4%                15.9%            14.9%                16.1%

Cost of sales including the cost of warehousing, distribution and occupancy increased as a percentage of net revenue by 1.2% in the twelve weeks ended October 10, 1998 when compared with the same period in 1997. The increase was caused primarily by a marketing promotion for certain sports nutrition products and lower retail prices charged on certain commodity vitamins. The Company expects to continue its current pricing strategies in the fourth quarter.

Selling, general and administrative costs increased $12.9 million and $42.1 million in the twelve and thirty-six weeks ended October 10, 1998, respectively, compared with the same periods in 1997. For the twelve weeks ended October 10, 1998, the selling, general and administrative expenses increase of 2.3% of net revenue when compared with the same period in 1997 was due primarily to the decrease in comparable store sales of 1.6% and a one time severance charge of $1.6 million. The increase in dollars in both the twelve and thirty-six weeks ended October 10, 1998 when compared with the same periods in 1997 was primarily due to the addition of new company-owned stores and increased advertising expenditures.

Non-Operating Expense Analysis

Interest expense for the quarter increased $3.4 million to $8.7 million, when compared to the same period in 1997. The increase in interest expense was the result of $410.0 million of additional borrowings made since the third quarter of 1997 to repurchase Company stock, fund the Company's franchise store buyback program and increased capital expenditures.

Review of Financial Condition
Analysis of Liquidity and Capital Resources

During the  thirty-six  weeks ended October 10, 1998,  the Company's  cash flows
from  operating,   investing  and  financing  activities  as  reflected  in  the
Consolidated Statements of Cash Flows is summarized as follows:

                                                      36 Weeks Ended
                                           -------------------------------------
                                             October 10,         October 11,
                                                 1998                1997
                                           -----------------   -----------------
                                                      (in thousands)

Cash provided by (used in):
    Operating activities                     $      115,527        $    108,858
    Investing activities                           (143,305)            (62,706)
    Financing activities                             37,357             (45,319)
    Effect of exchange rate                            (172)               (833)
        changes on cash
                                           -----------------   -----------------
Net change in cash                           $        9,407      $          -
                                           =================   =================

     Operating Activities. Cash provided by operating activities for the thirty-six weeks ended October 10, 1998 was $115.5 million versus $108.9 million for the same period in 1997, a increase of $6.6 million. The increase was due primarily to an increase in earnings as well as to favorable changes in the Company's operating assets and liabilities.

     Investing Activities. The Company's primary investing activities have been for capital expenditures made in connection with new store construction, the remodeling of existing stores, and expansion requirements at the manufacturing facilities. Capital expenditures for the thirty-six weeks ended October 10, 1998 increased $41.3 million or 105.4% from the same period in 1997 due principally to the completion of a new Nature's Fresh prototype store, the accelerated opening of new company stores, increased spending at Manufacturing related to the expansion of the Greenville, South Carolina facility and the commencement of construction of a new manufacturing facility/distribution center in Anderson, South Carolina. Additionally, the Company utilized $52.9 million for franchise store acquisitions in the thirty-six weeks ended October 10, 1998 compared to $14.5 million in the same period in 1997, as a result of an accelerated buyback program of existing franchise store locations, which commenced late in the third quarter of 1997.

     Financing Activities. Cash provided by financing activities increased $82.7 million for the thirty-six weeks ended October 10, 1998 versus the same period in 1997. During 1998, the Company borrowed a net amount of $399.3 million on its line of credit, primarily to repurchase the Company's stock and fund the aforementioned increase in capital expenditures and franchise store acquisitions. Additionally in 1998, the Company received net proceeds of $2.8 million by trading put options giving the Company the potential obligation to purchase 3.5 million shares of its own stock for $118.8 million. As of October 10, 1998, the remaining potential obligation for the Company related to the puts is 0.5 million shares at an aggregate of $15.9 million. For the thirty-six weeks ended October 10, 1998, the Company repurchased, and subsequently retired, 14.5 million shares of its own stock for $340.9 million with borrowed funds. At October 10, 1998, the Company had $42.3 million available on its revolving credit facility after excluding $2.7 million restricted for letters of credit. During the twelve weeks ended October 10, 1998, the Company acquired a new credit facility allowing the Company the option to borrow $200 million in $100 million increments of which the Company borrowed $100 million. The Company chose not to exercise its right to borrow the remaining $100 million and currently expects cash flows from operating activities to be sufficient to fund current operations.

Year 2000

The Year 2000 problem arises from the fact that many existing information technology ("IT") hardware and software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions. Additionally, such products and systems may experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problem, and the acronym"Y2K" is commonly substituted for the phrase "Year 2000." Although the Company is unable at this time to assess the possible impact on its results of operations, liquidity or financial condition of any Y2K-related disruptions to its business caused by the malfunctioning of any IT or non-IT system and products that it uses or that third parties with which it has material relationships use, management believes at the current time that the cost of remediating the Company's internal Y2K problems will not have a material adverse impact upon its business, results of operations, liquidity or financial condition.

The Company's State Of Readiness For Its Year 2000 Issues. As a result of the Company's software upgrades and computer system purchases over the past few years, a substantial number of the Company's computer systems should not have a Y2K problem (i.e., are "Y2K-compliant") or have been warranted to be Y2K-compliant by third-party vendors. The Company has created a task force (the "Y2K Task Force"), that includes members from the Company's significant operating areas. To date, the Y2K Task Force has implemented a program, the goal of which is to assess the potential exposure of each such area to the Y2K problem, which is the first phase of the Company's overall Y2K program, and, as the second phase thereof, has designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems are identified, the third phase will be to formulate proposals to determine the best course of action to address each such problem and to address each such problem, and contingency plans will be developed, to the extent possible and necessary. The final phase of the overall Y2K program will be both independent and coordinated testing to ensure Y2K compliance in each operating area. The Company believes that the Y2K Task Force has identified all material IT and non-IT systems owned or operated by the Company that require a Y2K compliance review. The Y2K Task Force has the responsibility for addressing any Y2K problems in either IT or non-IT systems. All of the Company's IT systems, including its accounting and human resources, are in the formulate proposals/testing phase. Testing for Y2K compliance has already begun or has been planned for each such system and the Y2K Task Force projects that testing of the Company's most critical IT systems will be substantially completed by 1st quarter 1999. The Y2K Task Force has also identified those third parties, such as software and hardware suppliers, significant vendors and external file exchange system providers, whose Y2K compliance or lack thereof may pose problems for the Company. Pursuant to the Y2K Task Force's plan, inquiries have been sent to those third parties. The Y2K Task Force estimates that it will receive initial responses to its inquiries from all such third parties by 1st quarter 1999.

The Costs To Address The Company's Year 2000 Issues. The cost of purchases allocated for hardware and software as well as all other expenditures will be expensed as incurred or capitalized in accordance with the Company's fixed asset policy. Although the Y2K task force has completed the first and second phases of its overall Y2K program, the third and fourth phases, while substantially complete, remain in process and, therefore, the estimate for direct costs may be materially increased. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

Risks Related To The Company's Year 2000 Issues. The Company has begun to outline several possible worst-case scenarios that could arise because of Y2K issues; however, at this time, the Company does not have sufficient information to make an assessment of the likelihood of any of these worst-case scenarios. The Company has shifted some of its focus and resources to the resolution of Y2K issues. This will result in the deferral of some existing or contemplated projects, particularly computer-system oriented projects. Although the Company is unable at this time to quantify its internal, indirect costs resulting from such change in focus, with its resultant deferral of projects, management does not believe that the cost of remediating the Company's internal Y2K problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition. The Company is also reviewing the Y2K compliance efforts of its transfer agent and the NASDAQ National Market System. The Bank of New York, the Company's registrar and transfer agent, has reported that the goal of its Y2K project is to be compliant by December 31, 1998, that it has already completed a comprehensive inventory of its mainframe systems, and that it is currently assessing, remediating and testing its software for Y2K compliance. The National Association of Securities Dealers, Inc. ("NASD"), the parent company for the NASDAQ National Market System, is coordinating all Y2K activities for NASD-related entities. The NASD has publicly disclosed that it has analyzed all of its products and systems and launched its systems-testing process in July 1998. The NASD also participated in industry-wide beta testing conducted by the Securities Industry Association, which was completed on July 16, 1998. Industry-wide testing will resume in March and April 1999. The Y2K Task Force plans to make inquiries of the major financial institutions and utilities that provide services to the Company and is taking measures to assess the potential effects of those entities' failures to become Y2K-compliant within the time remaining. If, notwithstanding any such entity's representations that it will be Y2K-compliant in time, it is not compliant, the Company's business and operations could be adversely affected.

Contingency Plans. The Y2K Task Force's responsibilities include developing contingency plans for each of the Company's significant operating areas. These contingency plans would be utilized in the event that, despite the Company's best efforts, or due to the Company's lack of control over certain third parties, a system is not Y2K-compliant and the Company's business is adversely affected. These contingency plans are being developed by each operating area and are expected to include: estimating the cost of back-up generators for power failures, isolating a noncompliant system so that it does not affect other operating systems and "turning back the clock" on date sensitive systems.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              There have been no material developments in the matters disclosed or incorporated by reference in Part I Item 3 LEGAL PROCEEDINGS, of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

ITEM 2.       CHANGES IN SECURITIES

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (23)    Interim   review  report  of  the  Company's   independent
                      accountants, Deloitte & Touche LLP, for the fiscal quarter ended October 10, 1998

              (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended October 10, 1998

              (27)    Financial Data Schedule

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

                        GENERAL NUTRITION COMPANIES, INC.


By: /s/ Edwin J. Kozlowski
Edwin J. Kozlowski

Executive Vice President, Chief Financial
Officer, and Principal Accounting Officer



DATE: November 11, 1998

                                                                      EXHIBIT 23





INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Stockholders of
General Nutrition Companies, Inc.
Pittsburgh, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of General Nutrition Companies, Inc. and subsidiaries as of October 10, 1998, the related consolidated statements of earnings and comprehensive income for the twelve and thirty-six weeks ended October 10, 1998 and October 11, 1997, and the consolidated statements of cash flows for the thirty-six weeks ended October 10, 1998 and October 11, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of General Nutrition Companies, Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP

Pittsburgh, Pennsylvania
October 26, 1998

                                                                    EXHIBIT 23.1






November 11, 1998

General Nutrition Companies, Inc.
300 Sixth Avenue
Pittsburgh, Pennsylvania

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of General Nutrition Companies, Inc. and subsidiaries for the twelve and thirty-six weeks ended October 10, 1998 and October 11, 1997, as indicated in our report dated October 26, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended October 10, 1998, is incorporated by reference in Registration Statement Nos. 33-58096, 33-68590, 33-93370, 333-00128, and 333-21397 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,



Deloitte & Touche LLP
Pittsburgh, Pennsylvania