Form 10-K
period 1999-02-06
GENERAL NUTRITION COMPANIES INC
filed 1999-05-07
CIK 880120

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K

               REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933

 (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For The Fiscal Year Ended February 6, 1999

                                                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

         For The Transition Period From ______ To _______

                    Commission File Number: 0-19592

                   GENERAL NUTRITION COMPANIES, INC.
         (Exact name of issuer as specified in its charter)

         DELAWARE                                      04-3056351
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

         300 Sixth Avenue,  Pittsburgh, Pennsylvania    15222
         (Address of principal executive office)        (Zip Code)

         Registrant's telephone number, including area code:  (412) 288-4600

         Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock-Par Value $0.01
                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2), has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No

As of April 29, 1999, 67,856,738 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $1,080,008,446 based on the last reported sale price of the Common Stock on the NASDAQ Stock Market.

                                        DOCUMENTS INCORPORATED BY REFERENCE:
         Incorporated by
Document                                          Reference in Document Part No.
Portions of General Nutrition Companies, Inc. Proxy
  Statement for its 1999 Annual Meeting of Stockholders                  III

                                                  TABLE OF CONTENTS

                                                                                                                 Page


                                                                                                               ----------

Part I
  Item 1.           Business                                                                                        3
  Item 2.           Properties                                                                                     12
  Item 3.           Legal Proceedings                                                                              12
  Item 4.           Submission of Matters to a Vote of Security Holders                                            12

Part II
  Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters
                                                                                                                   13
  Item 6.           Selected Consolidated Financial Information and Other Data                                     14
  Item 7.           Management's Discussion and Analysis of Results of Operations and Financial Condition
                                                                                                                   15
  Item 8.           Financial Statements and Supplementary Data                                                    22
  Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                                   43

Part III
  Item 10.          Directors and Executive Officers of the Registrant                                             44
  Item 11.          Executive Compensation                                                                         46
  Item 12.          Security Ownership of Certain Beneficial Owners and Management                                 46
  Item 13.          Certain Relationships and Related Transactions                                                 46

Part IV
  Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                47

Signatures                                                                                                         50



                                                                PART I

ITEM 1.  BUSINESS

     General Nutrition Companies, Inc. (the "Company"), collectively with its subsidiaries, is the only nationwide specialty retailer of vitamin and mineral supplements, sports nutrition products and herbs, and is also a leading provider of personal care, and other health-related products. At February 6, 1999, domestically, the Company's products were sold primarily through 3,757 General Nutrition Centers(TM) and GNC Live Well(TM) stores ("GNC"), of which 2,531 are owned and operated by the Company and 1,226 are franchised. Internationally, the Company operates 19 Health and Diet Centres(R) and 24 General Nutrition Centres(R) in the United Kingdom, 92 General Nutrition Centres(R) in Canada and 3 stores in New Zealand. There are also 196 operating franchise stores in 25 international markets. The Company's marketing emphasizes high-margin, value-added vitamin and mineral supplements, sports nutrition products and herbs sold under the Company's GNC proprietary brands and other nationally recognized third-party brand names.

     The  Company's  strategy is to increase  its market  share in the  vitamin, mineral and supplement market and to leverage this increase to maximize profitability. The Company strives to achieve these goals through: (i) unit growth, with the addition of company-owned and franchised stores both domestically and internationally, and through a strategic alliance with Rite Aid Corporation to open a minimum of 1,500 GNC(R) stores within Rite Aid locations over a three year period; (ii) enhanced performance at existing stores, with comparable store sales gains driven by advertising, new product introductions and updated store formats; and (iii) improved profitability through increased introduction of GNC proprietary branded products, and increased economies of scale.

     Set forth below is the Company's net revenue, operating earnings, diluted earnings per common share and store information for years 1994 through 1998.

                                                            Company Growth

                                       1994                  1995               1996               1997              1998
                                   ----------------    -----------------    --------------     --------------    ----------------
                                      (52 weeks)           (52 weeks)         (52 weeks)         (52 weeks)         (53 weeks)

                                                           (Dollars in thousands, except per share data)

Net revenue                        $    672,945        $     845,952        $  990,845         $1,193,485        $ 1,417,746
Operating earnings                       97,750              137,116            60,347            191,171            183,337
Diluted earnings per share                 0.44                 0.78              0.05               1.24               1.18
Operating earnings as
  adjusted*                              98,425              138,699           152,413            195,254            194,548
Diluted earnings per
  share as adjusted*                       0.54                 0.79              0.95               1.27                1.28
Total number of stores                    2,115                2,543             3,047              3,435               4,091
Comparable store sales
  (GNC stores)                              5.8%                10.3%              0.3%               7.9%               -0.2%


     * Operating earnings and earnings per share have been adjusted for comparative purposes, excluding non-cash compensation expenses, extraordinary items, restructuring, and non-recurring charges in all years presented.

     Unit Growth. Since 1992, the Company has opened or acquired in the United States 2,593 new GNC stores, net of closings, of which 1,522 are company-owned and 1,071 are franchised locations. The Company's initial growth was through company-owned stores located primarily in regional malls. Beginning in late 1992 the Company broadened its location selections to include strip shopping centers and secondary malls as well as regional malls. The Company's franchise program has also enabled the Company to expand into secondary locations as well as into international markets. In 1998, the Company opened 561 new domestic GNC stores, of which 409 are company-owned and 152 are franchised. In 1998, the Company opened 58 General Nutrition Centres in Canada and 5 in the United Kingdom. Additionally, 45 franchise stores opened in various international markets. Additional store growth is expected in 1999 as the Company continues its store expansion program for company-owned and franchised locations as well as the addition of approximately 350 stores within Rite Aid locations. In Franchising, at February 6, 1999, there were awards and development agreements to open an additional 323 domestic and 428 international franchise locations. Comparable Store Sales. During 1998, comparable store sales were down 0.2% in company-owned GNC locations and increased 6.9% in franchise GNC locations. The comparable store sales decrease at company-owned GNC locations was driven by decreased margins due to the Company revising its pricing strategy, lowering prices on branded sports products and certain commodity vitamins, a slowing of the herb category sales as strong publicity and a media campaign in 1997 were not repeated in 1998, and the mass channel accelerating their expansion into the market as well as new large companies entering into the market. The Company's plans to increase comparable store sales include the continued introduction or reformulation of value added specialty branded products supplemented with increased marketing; product pricing adjustments to improve unit movement and the ongoing refinement of its store presentation. In 1998, the Company introduced 243 new or reformulated proprietary branded products and plans to introduce more than 45 additional products in 1999. The Company continues to focus on creating updated store formats that provide consumers with informational displays and signage in an attractive shopping environment. Historically, when the store formats are updated, comparable store sales in the first year after conversion are higher than in those stores not converted.

     Set forth below for the periods presented, are comparable store sales for company-owned and franchise stores in the United States.


                                                 Comparable Store Sales

           Stores                    1994                1995                1996              1997             1998
----------------------------    ----------------    ----------------    --------------     -------------    -------------

Company-owed                           5.8%               10.3%               0.3%               7.9%            -0.2%
Franchise                             19.0%               15.5%               8.5%              16.4%             6.9%


     Enhanced Profitability. The Company continues to focus on improving its profitability by attempting to shift its mix to proprietary branded products that typically yield higher profit margins. In addition, as the Company continues to grow, it expects to further leverage its investments in manufacturing, distribution, purchasing and marketing and benefit from its vertical integration.

     The  Company  operates  in  three  distinct  business   segments;   Retail,
Franchising and Manufacturing/ Wholesale. For financial information concerning segments, see Note 16 of Notes to Consolidated Financial Statements.

RETAIL

Products

     The Company's products are sold under its various proprietary brand names, including Ultra Mega(R), Solotron(R), GNC(R), Natural BrandTM, Pro Performance(R), ChallengeTM, Herbal Plus(R), Nature's Fingerprint(R), Preventive Nutrition(R), Optibolic(R), Bio-Remedy(R), Harvest of NatureTM, Orchard Blends(R), and Opti-Body(R). In addition, the Company carries various
third-party   brand  name  products   including   WeiderTM,   Advanced  Research
Products(R), Twin Lab(R), Nature's Herbs(R), Nature's Way(R), EAS(R) and Met-Rx(R). The Company's product mix focuses on high-margin, GNC proprietary branded, value-added products emphasizing vitamin and mineral supplements, sports nutrition and herbal products.

     Vitamin and Mineral Supplements. For over 63 years, vitamin and mineral supplements have represented the core of the Company's product line. Vitamins and minerals are sold in single vitamin and multi-vitamin form, and in different potency levels. Products are produced in tablets, soft gelatin and hard-shell capsules and powder forms. The Company has reformulated many of its existing private label products and added new "consumer focused" special nutritional formulas to its line of GNC proprietary branded products. These new GNC proprietary branded products are designed to meet the customers' lifestyle requirements. They have unique formulations based on the most recent science, and therefore can command a premium for these high value-added special nutritional formulas. The Company places continued emphasis on these high-margin, value-added special nutritional formulas for its vitamin and mineral products sold under its GNC proprietary brand names.

     Sports Nutrition Products. Sports nutrition products are food and dietary supplements designed to be taken in conjunction with a fitness program. Management believes that these products, which include various protein and weight gain powders, sports drinks, sports bars, and high potency vitamin formulations, appeal to consumers who are engaged in regular exercise, including athletes who are in training to gain weight and develop their physique. Over 200 different sports nutrition products, including the Company's GNC proprietary brands and national brands, are stocked by the average GNC store.

     Herbs. The herb category has been one of the fastest growing categories of the supplement market over the past five years. Herbal supplements are sold in various hard-shell and soft gelatin capsules, tea and liquid forms. The Company has consolidated its traditional herbal offerings under a single umbrella brand, Herbal Plus(R). Within the Herbal Plus line, there are four tiers of herbs; Fingerprinted, Concentrated, Standardized and Full Spectrum. In addition to the Herbal Plus line, the Company also offers a line of whole food based supplements under the Natural Brand(TM) label, a line of proprietary teas under the Harvest of Nature(TM) brand as well as many well know third party products including Nature's Way(R), Kyolic(R) and Ginsana(R).

     Diet Products. The diet category consists of various formulas designed to supplement the diet of weight conscious consumers. These products are sold in various pills, teas and meal replacement drinks. The Company provides GNC proprietary brand products along with third-party products.

     Food Products. The Company sells a selection of specialty food products in its GNC stores. As commodity natural food products have become available through more distribution channels, the Company has reduced its line of food products, focusing more on proprietary branded health related snack items that carry a higher gross margin. This category has been de-emphasized as part of the Company's ongoing reallocation of shelf space to higher-margin, specialty non-food products.

     Personal Care and Miscellaneous Health Care Products. The Company sells personal care products including hair care products, soaps, skin creams, lotions, bath and massage products. These products are generally termed "natural" because they contain few synthetic chemicals and additives. The Company seeks to offer products within this category, which include vitamins, herbs and other natural ingredients and avoids products that contain harsh chemicals.

     Gold Card/Other. This category primarily represents sales of the Company's Gold Card. The card, for a $15 annual fee, provides customers with a 20% discount on all products purchased, both on the date the card is purchased and the first Tuesday of each month. At February 6, 1999, there were approximately
3.5 million active Gold Card members.

     The following table is a comparison, for the last three years, of company-owned GNC retail sales in each of its major product categories and their respective percentage of total GNC retail sales:

                                             1996                              1997                            1998
                                ------------------------------    -----------------------------    ----------------------------
                                          (52 weeks)                        (52 weeks)                      (53 weeks)

                                                   % of Total                       % of Total                       % of Total
                                                      Sales                            Sales                           Sales
                                     Sales                            Sales                            Sales
                                --------------    ------------    -------------    ------------    ------------     -----------
                                                                      (sales in millions)

Vitamins & Minerals               $   233                35%        $   275               35%        $   313              34%
Sports Nutrition                      182                27             212               27             279              30
Herbs                                 129                20             161               21             162              18
Diet Products                          39                 6              55                7              67               7
Food Products                          18                 3              17                2              21               2
Personal Care                          26                 4              25                3              34               4
Gold Card/Other                        35                 5              35                5              49               5
                                --------------    ------------    -------------    ------------    ------------     -----------

                                  $   662               100%        $   780              100%        $   925             100%
                                ==============    ============    =============    ============    ============     ===========


     Sales of the Company's GNC proprietary brands represented approximately 54%, 52% and 51% of the total retail sales in 1996, 1997 and 1998, respectively. Sales of proprietary branded products continued to increase in 1997 and 1998, although at a lessor percentage to total sales than certain third party sports nutrition products.

Stores

     At February 6, 1999, the Company operated a network of 2,669 retail stores, of which 2,530 were located in the United States and Puerto Rico, 135 stores in the United Kingdom and Canada and 3 in New Zealand. The following table sets forth the number of retail stores and the respective operating names at the end of the fiscal years 1996, 1997 and 1998.


         Number of Company-Owned Stores Operating at Year End
-----------------------------------------------------------------------

Operating Name                                                     1996                  1997                  1998
------------------------------------------------------      -----------------      ----------------      ----------------


Domestic
    General Nutrition Centers                                       1,760                 2,086                 2,496
    Nature's fresh                                                      6                     6                     6
    Other                                                              67                    44                    29
                                                            -----------------      ----------------      ----------------
        Total domestic stores                                       1,833                 2,136                 2,531
International
    General Nutrition Centres                                          20                    54                   119
    Health & Diet Centres                                              20                    20                    19
                                                            -----------------      ----------------      ----------------
        Total international stores                                     40                    74                   138
                                                            -----------------      ----------------      ----------------

Total Company-owned stores                                          1,873                 2,210                 2,669


                                                            =================      ================      ================

     General Nutrition Centers. Most GNC stores contain between 1,200 and 1,800 square feet. Historically these GNC stores were constructed primarily in regional shopping malls ("Traditional"). Beginning in late 1992, the Company, as part of its store expansion strategy, focused its growth on strip centers and secondary mall locations ("Expansion") rather than the Traditional mall sites. While similar in sizes and profit margins, the strip center stores generate fewer customer transactions and therefore have lower annual sales volume and sales per square foot. The following table sets forth for the periods indicated, the weighted average sales per store and sales per square foot for Traditional and Expansion GNC stores which have been open at least one full year.


                                   Weighted Average Sales Per Store and Sales Per Square Foot
-------------------------------------------------------------------------------------------------------------------------------
                                                        (sales in thousands)

                                                  Traditional                                        Expansion
                                -----------------------------------------------    --------------------------------------------

                                     1996             1997             1998            1996            1997             1998
                                --------------    ------------    -------------    ------------    ------------     -----------

Number of Stores                      836               826             812              878             910            1,203
Sales                             $   530           $   560        $    567          $   300         $   317          $   326
Sales per Square Foot             $   324           $   342        $    346          $   199         $   211          $   221

     Updated Store Formats. In 1999, the Company will begin to rollout its new concept store format. The store design consists of two formats, one for mall locations and one for strip center expansion. The new store format presents an upscale fixture design consisting of wood veneer finishes combined with the latest lighting concepts. In addition, all store graphics have been redesigned to better identify with the GNC customer and provide product information to allow the consumer to make educated decisions regarding product purchases and usage. Product lines within the stores will be reset to focus customer attention to premium quality formulations and high demand private label products that reach all customer demographic profiles. Product labeling will be consistent within product lines and the store will present a unified approach to packaging with emphasis on added information for the consumer.

     All changes are intended to make for a better shopping experience for the customer from aesthetics to product assortment and availability of information, while promoting the new GNC theme, "The GNC Difference". Going forward, this new format will be used by the Company in all new store construction. The Company will continue to evaluate and modify its store formats to maximize productivity and profitability.

     Store Management. The Company's GNC stores are currently regionalized into four divisions. Each division is led by a Vice President who, along with managers responsible for merchandising and promotions, a Financial Analyst and a network of Regional Sales Directors, manages company-owned store operations. This decentralized organization has been in existence for over ten years, allowing the Company's field management to customize stores to the demographics of particular markets and to have responsibility for merchandise assortment, promotions, certain advertising and product pricing. The divisions also provide operational support to the franchisees through a network of field operational consultants.

     Nature's Fresh. In 1996, the Company acquired Nature's fresh Northwest, Inc.; a 6-store gourmet grocery store chain located in the Portland, Oregon area. These stores offer a broad assortment of natural produce, meat, poultry, and seafood as well as vitamins and health and beauty aids. The stores range in square footage from 4,500 to 46,000 square feet. The Company plans to open an additional three stores during 1999. Please see the subsequent event note for additional information related to Nature's fresh.

     Amphora. In 1996, the Company acquired Amphora; a one-store retail concept offering aromatherapy based bath, body, and relaxation products. During 1998, the Company made a strategic decision to refocus on its core business and, as such, the Amphora concept was discontinued and the Company recognized a charge of $3.3 million during the fourth quarter.

     General Nutrition Centres. In 1996 the Company opened 10 stores in Canada, 9 stores in the United Kingdom and 1 store in New Zealand, to test the GNC retail concept in these international markets. The Canadian stores have proven to be successful with 92 operating stores at February 6, 1999. The Company plans to open an additional 50 Canadian stores during 1999. The United Kingdom, with 24 stores open, continues to be evaluated for future growth. The GNC retail concept in New Zealand was discontinued which resulted in the Company taking a charge of $.3 million during the fourth quarter of 1998.

     Health and Diet Centres. In 1995, the Company purchased Health and Diet Centres, a 20 store health retail chain in the United Kingdom. The stores offer products similar to that of a GNC store with a greater mix of health food products and fewer proprietary branded products. The Company introduced certain of the Company's proprietary branded products in Health and Diet Centres in 1996.

Marketing

     Trends. The Company's current marketing and store expansion efforts have resulted in approximately a 12.9% share of the total retail supplement market, including the vitamins, minerals, herbs, and sports nutrition categories, compared with 10.8% in 1994.

     According to various sources, including Packaged Facts and Beyond Data, the retail supplement market in which the Company competes is forecasted to grow at an accelerating rate (15.7%, 12.6%, and 13.8% in 1999, 2000, and 2001, respectively), reaching $11.6 billion by 2000 and $13.2 billion by 2001. This growth is driven by a combination of an aging population and increased consumer acceptance of supplements. For example, people over age 35, which account for 73% of vitamin users, will grow from 127 million in 1995 to 150 million people in the U.S. alone by the year 2005. Meanwhile, between 1993 and 1998, usage of vitamins grew from 36% of the population to 45%; usage of herbs grew from 14% of the population to 37%, and 5% of US households used sports nutrition products during 1998. The overall alternative medicine category grew at an average of 30% versus 8% for conventional medicine from 1989 to 1993, the last year for which statistics are available.

     The Company markets its proprietary brands of specialty nutrition products through an integrated marketing program whose executional elements include television, print and radio media, storefront graphics, Gold Card member communications, and point of purchase materials. The Company further benefits from product advertising paid for entirely by third-party vendors, promoting their products and identifying GNC stores as a place to purchase these products. In 1998, the Company spent $62.6 million on domestic retail advertising and other marketing efforts, or approximately 6.1% of retail net revenue, compared with $47.6 million, or approximately 5.5% of retail net revenue in 1997.

     Additionally, the Company's franchisees currently are required to spend up to 3% of sales on local advertising and may be required to contribute up to an additional 3% of their retail sales to a fund utilized for national advertising. In 1995, the Company began setting up co-op advertising funds with participating franchisees in major markets. These co-ops require franchisees to contribute 2.5% of sales to the fund while the Company contributes the same percentage of sales for company-owned stores in the market. This permits the Company to pool its own funds with those of its franchisees to advertise in a more effective and cohesive way. Total dollars spent in 1998 by the co-op was $24.4 million, up from $17.0 million in 1997. There were 60 co-ops in place at February 6, 1999. No additional co-op formations are anticipated in 1999.

     Advertising. The Company remains committed to positioning the GNC Brand as the customer's inspirational partner in living his or her best life. The "Live Well" positioning is communicated through a consistent and integrated approach to television, radio and print, creative media placement, in-store graphics, and other promotional materials. The Company has made substantial gains in customer perception and credibility, which management believes are a direct result of the "Live Well" market positioning and executions. In 1999, the Company launched a new campaign to further enhance GNC's premier positioning in the market. This campaign entitled "The GNC Difference", features ten unique points of difference that illustrate how GNC stands out from the competition. The ten featured points of difference are promoted via a series of fifteen second television commercials, print and outdoor billboard advertising. Additionally, the in-store graphics are modified to incorporate "The GNC Difference", thus creating a comprehensive, integrated message.

     In 1999, the Company signed an agreement to have Bill Parcells, coach of the New York Jets, act as its spokesperson for the Pro Performance line of sports nutrition products. A comprehensive television, print, radio and direct marketing campaign was developed around Mr. Parcells to generate increased awareness and sales for the Pro Performance line.

     Training. The Company has developed and tested an interactive touchscreen kiosk, which disseminates consumer information via an independent service called the BioNutritional Encyclopedia. The BioNutritional Encyclopedia allows customers to easily search through a compilation of balanced research on over 150 nutritional substances. The kiosk also features interactive product knowledge training for the store staff. Product training curriculum was developed in electronic format for the entire product line and the kiosks were rolled out to the company-owned stores during 1998.

     Gold Card Program. The Company's Gold Card Program has developed into a key component of the Company's marketing strategy, with membership as of February 6, 1999 of approximately 3.5 million customers. The Company believes that its Gold Card Program builds customer loyalty and makes GNC a destination-oriented retailer for customers that hold a Gold Card. Average sales per Gold Card customer increases to $50 per transaction on "Super Tuesday"(the first Tuesday of every month), the day on which Gold Card holders receive a 20% discount on all purchases. The average sale per customer on Super Tuesday is roughly double the Company's daily average. Gold Card members also receive complimentary copies of Let's Live magazine. The magazine provides information on nutrition and health and advertises special in-store promotions.

     The database marketing system for the Gold Card Program allows matching and analysis of consumer information; including who they are and what and when they buy. During 1999, the database system will be used to increase card usage and member participation rate on Super Tuesdays and during special sales and events, to sell more product to the most likely prospects based on proven buying patterns, to reduce communications costs to non-participating members, and to increase Gold Card renewal rates.

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

Competition

     In the vitamin, mineral, and supplement line, the Company has no national specialty retail competitor. However, increasingly the Company competes on a regional basis directly with other specialty health retailers and also competes directly with many drug stores, supermarkets, and mass merchandisers. During 1998, the Company revised its pricing strategy, adjusting prices on certain branded sports products and commodity vitamins in response to continuing competitive pressures from various market segments. The Company has enhanced its competitive position by offering proprietary branded formulations, a broad product assortment and service provided by its retail sales force. The Company believes that none of its competitors offers the same level of product selection and customer service as the Company or benefits to the same extent from national advertising. The Company believes that, as a specialty retailer, the quality and selection of its products, marketing dollars spent, store appearance, informative sales force, convenience, and consumer confidence in the GNC name provides a distinct competitive advantage.

FRANCHISING

     As a means of enhancing the Company's operating performance and building its store base, the Company, in mid 1988, opened it's first franchise location. Since that time, the success of this program has been recognized numerous times as one of the top franchise programs in the country including:

     1994: Success magazine ranked GNC the number one franchise opportunity in a survey of over 2,000 franchise operations.

     1995: Franchise Buyer magazine ranked GNC the number one non-food retail franchise

     1996: Franchise Times magazine ranked GNC the sixth Retail and Specialty Franchise in the United States.

     1997: Franchise Times magazine ranked GNC the number one franchise in a survey of the top 200 franchise businesses in the U.S.

     1998: Entrepreneur International and Entrepreneur Japan magazines ranked GNC the number one franchise.

     The Company generates revenue and income from Franchising through the initial franchise fees, the sale of product at wholesale prices, a royalty on retail sales and interest income on amounts financed by the Company for the initial purchase of the store's assets and store remodels. The Company selects franchisees that will not only own but also operate the stores. The Company believes that the consistency and customer service that an owner/operator provides is important given the specialized nature of the Company's product line. These franchises have demonstrated that GNC stores can be operated successfully in strip center locations and smaller malls that were previously considered secondary real estate by the Company. To assist the franchisee in the successful operation of the stores, the Company offers a three-part training program which includes classroom instruction, training in a company-owned location, and actual "field" training after the franchise store opens. The primary concentration of the training is product education and store operations.

     The current franchise agreements are effective for a ten-year period. At the end of the franchise agreement the Company has the option to permit renewal of the agreement for another ten-year period at 50% of the franchisee fee that is then in effect.

     The following table sets forth, for the years presented, the number of operating franchise locations and the number of franchise stores that were awarded, but were not yet open at the end of each year:

                                             Number of Operating Franchise Locations
-----------------------------------------------------------------------------------------------------------------------------------

                                                1996                              1997                            1998
                                  ---------------------------------  -------------------------------  -----------------------------

      Franchise Locations            Domestic       International      Domestic      International     Domestic     International
--------------------------------  ---------------   ---------------  -------------  ----------------  ------------  ---------------

At beginning of year                       848              111           1,049              125          1,074              151
Added during year                          272               22             252               30            322               46
Closed or converted                         71                8             227                4            170                1
                                  ---------------
                                                    ===============  =============  ================  ============  ===============
At end of year                           1,049              125           1,074              151          1,226              196
                                  ===============   ===============  =============  ================  ============  ===============

Development agreements
   and stores awarded but
   not yet open                            259              374             422              387            323              428

     Domestic. The Company's current franchising program is directed primarily toward existing franchisees and third parties. New franchisees to the system in 1999 are required to pay an initial fee of $32,500 for a franchise license, $27,500 if the applicant is an existing GNC franchise operator. The Company offers limited financing to qualified franchisees at current fixed interest rates of 13.75% per annum ordinarily for terms up to five years. In addition, for franchisees that are relocating or remodeling their stores, the Company offers special financing arrangements at interest rates between 9.25% and
11.25%. Once the store is established, franchisees are required to pay the Company a continuing royalty of 6% of sales, to spend up to 3% of sales on local advertising, and may be required to contribute up to an additional 3% of sales toward a national advertising fund. Reduced license fees of $10,500 and a lower initial royalty fee of 4%, 5% and 6% for years 1, 2 and 3 with 6% for years thereafter, respectively, are offered to independently owned health food/nutrition store owners to encourage them to convert to GNC franchises.

     Franchises receive limited geographical exclusivity and are required to carry all of the Company's own GNC proprietary brand name vitamins and mineral supplements. GNC requires owners to operate the stores, and currently limits the number of stores a franchisee can own to eight. Although franchise contracts contain strict requirements for store operations, the Company cannot exercise the same degree of control over franchisees as it does over its store managers; however, the Company does retain the right to approve vendors and specific products, and requires franchisees to obtain legal approval of any franchise advertising. If a franchisee does not meet specified performance and appearance criteria, the Company is permitted to terminate the franchise agreement. In these situations, the Company may take possession of the location, inventory, and equipment, and operate the store as company-owned or re-franchise the location.

     International. A new participant in the Company's international franchise program is required to pay an initial fee of $20,000 per store. Upon the store's opening, the franchise is required to pay a continuing royalty of up to 5% of sales. The Company's strategy for international franchising is to grant a franchise for an entire country to an entity with extensive knowledge of that country's business environment and adequate capital for market penetration. International franchised stores generate sales per square foot comparable with domestic store locations. However, the Company generates less revenue from these franchises due to lower international royalty rates and a smaller percentage of products purchased from the Company. In 1998, the Company opened a net 45 international franchise locations, increasing the number of locations to 196 in international markets. At February 6, 1999, the Company had entered into development agreements to open an additional 428 stores abroad.

MANUFACTURING/WHOLESALE

     The Company's main manufacturing plant, located in Greenville, South Carolina, is one of the largest vitamin and mineral supplement manufacturing facilities in the United States. The plant, which is owned by the Company, is solely dedicated to the manufacture of vitamin, mineral, herbal and sports nutrition supplements. The Company manufactures the majority of its products in three forms: tablet, soft gelatin and hard shell capsules and also manufactures certain powder products. The Company utilizes the plant primarily for the production of proprietary products that are sold at GNC stores. Revenue at the facility is generated through sales to various third parties when excess capacity becomes available at the facility. Beginning in 1999, the Company, through its wholesale division, will begin supplying Rite Aid private label products as well as product jointly developed by GNC and Rite Aid for distribution in all Rite Aid locations. The supply agreement with Rite Aid is a five-year agreement with two five-year extension options. The Company will continue to invest in the manufacturing facility to ensure sufficient capacity to meet the demands of the Retail and Franchise businesses as well assist wholesale distribution commitments. To allow for increased manufacturing capacity requirements, in the fall of 1999 the Company will begin transferring part of its manufacturing process and finished goods inventory to a new 660,000 square foot manufacturing and distribution facility which is currently under construction in Anderson, South Carolina.

     At Manufacturing/Wholesale the Company places added emphasis on quality control, and conducts testing on all raw materials and finished products, weight testing and purity testing in the Company's state of the art micro bacterial lab. The Company's product development and quality control team currently consists of 65 individuals, who work closely with the retail sales group and scientific affairs group to respond to new science and consumer demands to reformulate existing and develop new products. In 1998, Manufacturing/Wholesale developed a total of 243 new or reformulated products with over 45 scheduled for 1999.

     The principal raw materials used in the manufacturing process are natural and synthetic vitamins and gelatin. The Company maintains multiple sources for all raw materials. Currently, eleven different vendors supply approximately 67% of the manufacturing facility's raw materials. No other single vendor accounts for more than 1% of its raw material purchases. The Company believes multiple sources exist to meet its raw material requirements.

     In 1995, the Company acquired Health and Diet Food Company Limited, a United Kingdom manufacturing facility specializing in the packaging of vitamin supplements and manufacture of certain food and cosmetic products, sold primarily to third-parties in the U.K. and Europe as well as to the General Nutrition Centres and Health and Diet Centres stores.

     During 1996, the Company acquired the manufacturing operation of DFC Thompson Australia Pty Limited ("DFC"), an Australian manufacturer. As part of the Company's strategic decision to refocus on it's core business, the Company is considering the divesture of DFC.

Warehousing and Distribution

     The Company currently distributes its products through three leased distribution centers with its own drivers and leased trucks as well as through contract and common carriers. Substantially all the products sold at company-owned stores as well as the growing wholesale/distribution business, and approximately 90% of products sold by franchisees, flow through the Company's distribution centers. It is the Company's policy that all products be received in the Company's distribution centers prior to sale to assure that such products and their labels are reviewed for compliance with the Company's Federal Trade Commission consent decrees. Scheduled deliveries are made directly to GNC stores on a one or two-week basis and to its third party customers as required. The Company's three distribution centers are located in Pittsburgh, Pennsylvania; Atlanta, Georgia; and Phoenix, Arizona. The Company currently anticipates closing the Atlanta, Georgia facility and relocating it to the new Anderson, South Carolina facility in the fall of 1999. Each of the distribution centers is equipped with up-to-date automated conveyor systems and quality computer systems to meet the requirements of the continuing store expansion program as well as the growing wholesale distribution business.

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

     Principally through the efforts of the dietary supplement industry, on October 25, 1994, the Dietary Supplement Health and Education Act of 1994 was signed into law. The law amends the Federal Food, Drug, and Cosmetic Act ("DSHEA") and, in the judgment of the Company, is favorable to the dietary supplement industry. First and foremost, the legislation creates a new statutory class of "dietary supplements". This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The legislation also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the new law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

     On September 23, 1997, the FDA issued final new regulations to implement the 1994 legislation. Among other things, these new regulations establish a procedure for dietary supplement companies to notify the FDA about the intended marketing of a new dietary ingredient or about the use in labeling of statements of nutritional support. The regulations also establish a new format for nutrition labeling on dietary supplements. The new format became mandatory on March 23, 1999, and the Company revised all of its dietary supplements labels to be in compliance by that date.

     In 1984, the FTC instituted an investigation of GNI, a subsidiary of the Company, alleging deceptive acts and practices in connection with the advertising and marketing of certain of GNI's products. GNI accepted a proposed consent order which was finalized in 1989, under which GNI agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence. The Company had also entered into a consent order in 1970 with the FTC, which generally addressed "iron deficiency anemia" type products. As a result of routine monitoring by the FTC as to compliance with these orders, disputes arose concerning GNI's compliance with these orders, and with regard to advertising for certain hair care products. While GNI believes that, at all times, it operated in material compliance with the orders, GNI entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, GNI entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million. GNI agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. The Company does not believe that future compliance with the outstanding consent decrees will materially affect its business operations. GNI intends to petition the FTC for clarification of what it believes is ambiguous and outmoded language contained in the 1970 order and also to modify the 1989 order to minimize future conflicts over the meaning of the orders.

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

Employees

     At February 6, 1999, the Company employed 16,888 people, of whom approximately 15,273 were employed in Retail; 1,189 were employed in Manufacturing/Wholesale; 46 were employed in Franchising and 380 were employed in corporate support functions. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company leases its stores, distribution centers, office facilities, and its manufacturing facilities in the United Kingdom and Australia. The major property items are leasehold improvements and furniture and fixtures found in these locations. Leasehold improvements are depreciated over the shorter of 10 years or the term of the lease. Furniture and fixtures are amortized over the estimated useful life of the assets. Of the approximately 2,530 domestic company-owned stores operating at February 6, 1999, an estimated 64% of the store leases are scheduled for renewal over the next five years.

     The Company owns its vitamin production facility in Greenville, South Carolina, as well as the Natures fresh, Lake Oswago store located in Portland Oregon. The Company has made annual capital investments in the facility for expansion purposes to meet rising product demands. The Company will also own the new 660,000 square foot manufacturing and warehouse facility that is currently under construction in Anderson, South Carolina.

ITEM 3.  LEGAL PROCEEDINGS

     For information concerning Legal Proceedings, see Note 14 of Notes to Consolidated Financial Statements under Item 8 of this Report, which information is herein incorporated by reference.

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

     The Company, like other retailers, distributors and manufacturers of products that are ingested faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage the Company currently has a $1 million self-insured retention per occurrence and aggregate, followed by a primary products liability policy of $1 million per occurrence and aggregate, followed by an additional $2 million self-insured retention per occurrence and aggregate, and an additional $120 million of umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                                    PART II


ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Capital Stock Information

Stock Exchange Listing

     The Company's common stock is traded on the NASDAQ stock market under the symbol GNCI. Options, when outstanding, are traded on the Chicago Board Options Exchange.

Common Stock Prices:

                                                            1997                                      1998
                                            ------------------------------------       ----------------------------------
Quarter                                          High                 Low                   High                 Low
                                            ----------------    ----------------       ----------------    --------------


First                                              23 1/2              17 3/8                 41 1/4             33 3/8
Second                                             28 5/8              20 1/8                 37 1/4             27 7/8
Third                                              30 1/2              25 1/4                 32 1/2              9
Fourth                                             36 5/8              27 7/8                 21                  9 5/8

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

E-Mail Address:                         The Bank of New York's Stock Transfer
Shareowner-svs@bankofny.com             Website: http://stock.bankofny.com

     On April 29, 1999, the Company had approximately 1,287 stockholders of record and in excess of 33,000 beneficial shareholders. General Nutrition Companies, Inc. has never paid dividends on its Common Stock, currently intends to reinvest its earnings for use in the business and does not expect to pay cash dividends in the foreseeable future. The Company's credit agreement contains certain restrictions on the Company's ability to pay dividends.

     During fiscal 1996, the Board of Directors authorized up to $160 million to be available to purchase shares of the Company's common stock, from time to time, in the open market or in privately negotiated transactions. During fiscal 1997, the Board of Directors authorized an additional $150 million to be available for such purchases. During fiscal 1998, the Board of Directors authorized an additional $300 million to be available for such purchases. At February 6, 1999 an aggregate of 26.7 million shares had been repurchased for $551.5 million. All repurchased shares have been retired.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

                                           5-YEAR SUMMARY OF CONSOLIDATED FINANCIAL DATA
                                  (in thousands, except weighted average sales and per share data)

                                               1994               1995              1996              1997                1998
                                         ---------------     --------------    --------------    --------------     ---------------
                                            (52 weeks)         (52 weeks)        (52 weeks)        (52 weeks)          (53 weeks)

Operating Results:

Net revenue                                 $  672,945         $  845,952        $  990,845        $ 1,193,485        $  1,417,746
Cost of sales, including costs of
  warehousing, distribution and
  occupancy                                    419,136            519,420           614,875            726,016             896,539
Selling, general and
  administrative                               155,384            187,833           223,557            272,215             337,594
Restructuring charge                                 -                  -            80,243                  -                   -
Compensation expense -
  non-cash                                         675              1,583            11,823              4,083                 276
                                         ---------------     --------------    --------------    --------------     ---------------
Earnings before interest and income
  taxes (operating earnings)
                                                97,750            137,116            60,347            191,171             183,337
Interest expense                                19,669             20,076            17,341             22,926              36,608
Income taxes                                    32,337             47,894            39,071             64,880              55,752
                                         ---------------     --------------    --------------    --------------     ---------------
Net earnings                              $     45,744         $   69,146      $      3,935        $   103,365       $      90,977
                                         ===============     ==============    ==============    ==============     ===============

Basic earnings per share                 $         0.60      $        0.84     $       0.05      $         1.27     $           1.21
                                         ===============     ==============    ==============    ==============     ===============

Diluted earnings per                     $         0.54      $        0.78     $       0.05      $         1.24     $          1.18
                                         ===============     ==============    ==============    ==============     ===============

     * Restructuring  charge  represents the  discontinuance of the Natures Food
Centres concept in 1996.

     * Included in the cost of sales and the selling, general and administrative line items for 1998 are charges of $5.9 million and $5.0 million, respectively, for asset disposition, certain severance costs, and costs of repackaging products to meet the requirements of DSHEA.

Operating Data:

Number of stores (at end of period)
  Company-owned domestic GNC   stores
                                                 1,181              1,462             1,760              2,086               2,496
  Company-owned other stores                       184                122               113                124                 173
  Franchised stores                                750                959             1,174              1,225               1,422
                                         ---------------     --------------    --------------    --------------     ---------------
Total system-wide stores                         2,115              2,543             3,047              3,435               4,091

Company-owned domestic GNC store:
Weighted average annual sales per
  square foot                            $         267      $         283      $       262       $         267      $          269
Weighted average sale per customer
                                         $       17.75      $       19.60      $     21.48       $       23.74      $        24.09
Comparable store sales                             5.8%              10.3%             0.3%                7.9%               -0.2%

                                         February 4, 1995      February 3,       February 1,       January 31,      February 6, 1999
                                                                  1996              1997              1998
                                         ---------------     --------------    --------------    --------------     ---------------

Balance Sheet Data:

Working capital                           $     74,274         $   52,681         $ 133,688         $  141,361        $   211,142
Total assets                                   626,571            682,851           779,355            933,938          1,127,986
Total outstanding indebtedness                 316,501            218,472           378,869            358,348            797,500
Shareholders' equity                           202,837            326,657           240,223            350,712            104,916

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Results of Operations

     The Company's revenue and earnings are generated primarily from its three business segments, Retail, Franchising and Manufacturing/Wholesale. The following table summarizes the results by segment for years 1996, 1997 and 1998. Fiscal 1998 comprised 53 weeks compared to 52 weeks in fiscal 1997. The following information should be read in conjunction with Note 15 of Notes to the Consolidated Financial Statements.

                                              % of Total                           % of Total                          % of Total
                                 1996           Revenue             1997             Revenue            1998             Revenue
                            -------------    ------------     ---------------     ------------    ---------------     ------------
                                      (52 weeks)                         (52 weeks)                          (53 weeks)
                                                                        (in thousands)

Net Revenue:

  Retail                       $ 726,758           73.3%        $   868,794            72.8%        $ 1,034,307             73.0%
  Franchising                    188,296           19.0             229,177            19.2             247,102             17.4
  Manufacturing/
     Wholesale                    75,791            7.7              95,514             8.0             136,337              9.6
                            -------------    ------------     ---------------     ------------    ---------------     ------------
Consolidated                     990,845          100.0           1,193,485           100.0           1,417,746            100.0

Operating Earnings:
  Retail                      $   98,282           13.5%        $   127,362            14.7%        $   103,001             10.9%
  Franchising                     40,714           21.6              49,546            21.6              59,496             24.1
  Manufacturing/
     Wholesale                    38,213           50.4              48,403            50.7              57,540             42.2
  Corporate                      (24,796)           -               (30,057)            -               (36,424)             -
                            -------------    ------------     ---------------     ------------    ---------------     ------------
                                 152,413           15.4             195,254            16.4             183,613             13.7

  Non-cash compensation
                              $   11,823            1.2%      $       4,083             0.4%      $          276             0.8%
  Restructuring Charge
                                  80,243            8.1%                  -             -                     -              -
                            -------------    ------------     ---------------     ------------    ---------------     ------------
Operating earnings                60,347            6.1             191,171            16.0             183,337             12.9
Interest expense, net             17,341            1.8              22,926             1.9              36,608              2.6
Income taxes                      39,071            3.9              64,880             5.4              55,752              3.9
                            -------------    ------------     ---------------     ------------    ---------------     ------------
Net earnings                $      3,935            0.4%        $   103,365             8.7%       $     90,977              6.4%
                            =============    ============     ===============     ============    ===============     ============

     * Included in operating earnings for 1998 are charges of $5.9 million and $5.0 million, respectively for asset disposition, certain severance costs, and costs of repackaging products to meet the requirements of DSHEA.

                             1998 Versus 1997

     Consolidated. Net revenue for 1998 increased to $1.4 billion, an increase of 18.8% over 1997. This increase was driven by the success of the Compan's store expansion program and increased demand for the Company's products, as reflected by increased sales, across all business segments; Retail, Franchising and Manufacturing/Wholesale. At February 6, 1999, the Company sold its products though a network of 4,091 stores, 2,669 of which are company-owned and 1,422 are franchised and are located primarily in the United States, Puerto Rico, and in 25 international markets. Additionally, revenue is generated from Manufacturing/Wholesale through sales to third parties. In 1998 system-wide retail sales (company-owned and franchise) from domestic GNC stores increased to $1.4 billion or 12.6% over 1997.

     Consolidated operating earnings decreased by 4% to $183.6 million in 1998 compared to 1997. Excluding non-cash compensation expense and non-recurring items in both years, operating earnings decreased by.4% in 1998. This decrease was due primarily to adjustments made to better align the Company's pricing on certain sports nutrition and commodity vitamin products to address increased competitive pressures. Additionally, advertising expenditures increased in 1998 to $68.2 million or 4.8% of net revenue compared with $53.5 million or 4.5% in 1997 due to the Company's sponsorship of the Olympic games during the first quarter of 1998.

     During 1998, the Company recorded various charges for severance, asset dispositions, and the labeling requirements of DSHEA as well as non-cash compensation. The charges totaled $11.2 million, of which, $9.6 million was recorded in the fourth quarter.

     Retail. The Company sells its products at Retail primarily in GNC Stores. Revenue from non-GNC stores was $88.9 million or 8.6% of Retail revenue in 1998 compared to $83.2 million or 9.6% of Retail revenue in 1997. GNC stores are located primarily in the U.S. and Puerto Rico ("Domestic"). At February 6, 1999 there were 2,496 domestic company-owned GNC stores as well as 92 in Canada, 24 in the United Kingdom, and 3 stores in New Zealand.

     Revenue from Domestic GNC stores was $924.5 million in 1998 compared with $780.3 million in 1997. The revenue increase was generated through effective advertising and new product offerings and the net addition of 401 new stores that included 136 franchise stores that were converted to company-owned locations. For the stores open more that one year, comparable store sales decreased 0.2% in 1998 when compared to the same period in 1997. The comparable store sales decrease was driven by decreased margins due to the Company revising its pricing strategy, lowering prices on branded sports products and certain commodity vitamins and a slowing of the herb category sales as strong publicity and a media campaign in 1997 were not repeated in 1998 and additional competition from both the mass market and other specialty retail stores. In addition, the Company adjusted its pricing strategy, lowering prices on certain branded sports products and commodity vitamins in order to respond to increasing competitive pressures. The Company believes that this new pricing strategy, coupled with it's store opening program and increased advertising, will allow the Company to continue to improve its percentage share of the vitamin and supplement market in 1999.

     Operating earnings from Retail were $103.0 million in 1998 compared with $127.4 million in 1997. The decrease of $24.3 million or 19% was driven by decreased margins due primarily to adjustments made to better align the Company's pricing on certain sports nutrition and commodity vitamin products to address increased competitive pressures and a slowing of the herb category sales as strong publicity and a media campaign in 1997 were not repeated in 1998.

     During 1998, the Company developed a web site, GNC.com, to sell products via the Internet. Although still in the early stages of operation, the Company expects sales to increase based on the growth of the Internet.

     Franchising. Revenue from Franchising increased to $247.1 million, a 7.8% increase over 1997. Franchising revenue is generated primarily from product sales at wholesale prices and royalties on franchise retail sales. These categories represented 90.8% of total franchise revenue in 1998 and 92.7% in 1997. Additionally, revenue is generated from the initial franchise license fee, sales of store fixtures and graphics materials and interest income for the financing of the purchase of the store including the initial stock of inventory

     In 1998 retail sales from franchised locations increased to $414.5 million, a 1.5% increase over 1997. Franchise stores which were open more than 1 year reported comparable store sales increases of 6.9% in 1998 compared with 16.4% in 1997. Those franchises that were in their first year of reporting comparable store sales had 1998 sales increases of 21.8% when compared with the sales in their first year of operations.

     Operating earnings from Franchising improved to $59.5 million, a 20.3% increase over 1997. The improvement in earnings was primarily the result of increases in royalties and product sales caused by the 6.9% rise in comparable store sales, as well as the net addition of 197 new franchise locations in 1998.

     The Company believes that the improvement in revenue and operating earnings from store growth will continue in 1999 as a result of existing franchise license awards where the store locations are not yet opened. At February 6, 1999 there were, through awards or development agreements, 323 domestic and 428 international license fees paid for store locations that were not yet open.

     Manufacturing/Wholesale. The Company utilizes its primary manufacturing facility, which is located in Greenville, South Carolina, for the production of propriety products, which are sold at GNC stores. The Company sells products to third parties when excess capacity becomes available at its Greenville facility as well as at its other manufacturing facilities in the United Kingdom and Australia. Revenue from sales to third parties in 1998 increased to $136.3 million, a 42.7% increase over 1997. Sales generated from the Greenville facility were $121.7 million in 1998, representing a 51% increase over 1997 sales. Revenue from the international facilities was $14.6 million in 1998.

     During 1998, operating earnings at Manufacturing/Wholesale increased $9.1 million or 18.4% over 1997. The increase was driven by the increased demand for commodity vitamins from third parties.

     The Company believes that third-party sales will continue to increase in 1999 as capacity grows with the addition of a new manufacturing/distribution facility, currently under construction in Anderson, South Carolina which is scheduled to be operational in the fall of 1999, and as a result of the alliance formed between the Company and Rite Aid during the fourth quarter of 1998. The Company aligned itself with Rite Aid to increase its market share in the vitamin and supplement market and to gain entry into the growing mass-market distribution channel. Rite Aid will open 1,500 full line GNC stores within select Rite Aid locations over the next three years. The Company will also manufacture all of Rite Aid's private label supplement products as well as jointly develop a new line of dietary supplements called "PharmAssure(TM)" which will be manufactured at the Company's Greenville facility. PharmAssure will be available exclusively at GNC and Rite Aid stores.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $65.4 million or 24.0% in 1998 when compared to 1997. The 1998 increase exceeded the increase in net revenue of 18.8% by 5.2% This 5.2% increase results from several factors including expenses of $4.9 million related to severance costs and the costs related to DSHEA relabeling and increased advertising costs of $14.7 million related to the Company's sponsorship of the 1998 Winter Olympics.

     Non-Operating Expenses. Interest expense, including amortization of deferred financing fees, increased to $36.6 million in 1998 compared with $22.9 million in 1997. The increase in interest expense for 1998 when compared with 1997 is primarily the result of additional borrowings on the Company's revolving credit facility to repurchase 15,000,000 shares of the Company's common stock for $356.8 million primarily in the second and third quarters of 1998 and to fund the repurchase of 136 franchise locations completed primarily in the first and second quarters of 1998.

     Non-cash Compensation Expense. In 1998, the Company recorded $0.3 million of non-cash compensation expense associated with its Management Stock Purchase and Option plans compared with $4.1 million in 1997.

                             1997 Versus 1996

     Consolidated. Revenue for 1997 increased to $1.2 billion, an increase of 20.5% over 1996. The continuing success of the Company's store expansion program as well as increased demand for the Company's products resulted in 1997 revenue and earnings increases over 1996 in each of the Company's business segments; Retail, Franchising and Manufacturing/Wholesale. At January 31, 1998, the Company sold its products though a network of 3,435 stores, 2,210 of which are company-owned and 1,225 are franchised and are located primarily in the United States, Puerto Rico, and in 19 international markets. Additionally, revenue is generated from Manufacturing/Wholesale through sales to third parties. In 1997 system-wide retail sales (company-owned and franchise) from domestic GNC stores increased to $1.2 billion or 20.4% over 1996.

     Consolidated operating earnings, before restructuring, non-cash compensation costs and non-recurring items, increased in 1997 to $195.3 million or 28.1% when compared with 1996. The Company continued to leverage on its vertical integration increasing the operating earnings return on sales in 1997 to 16.4%, up from 15.4% in 1996.

     Retail. The Company sells its products at Retail primarily in GNC Stores. The Company also recognized retail revenue from non-GNC stores including Nature's fresh, Health and Diet Centres, Amphora and Natures Food Centres. In 1997 total revenue from these non-GNC stores was $83.2 million or 9.6% of total retail revenue. GNC stores are located primarily in the U.S. and Puerto Rico. At January 31, 1998 there were 2,086 domestic company-owned GNC stores as well as 34 in Canada, 19 in the United Kingdom, and 1 store in New Zealand.

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

     Operating earnings from Retail were $127.4 million in 1997 compared with $98.3 million, prior to a restructuring charge of $80.2 million, in 1996. The increase of $29.1 million or 29.6% was driven by the continued success of the Company's store expansion program as well as increased demand for the Company's products as herb category sales increased due to a strong publicity and a media campaign in 1997.

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

     Manufacturing/Wholesale. The Company utilizes its primary manufacturing facility, located in Greenville, South Carolina, for the production of propriety products that are sold at GNC stores. The Company sells products to third parties when excess capacity becomes available at its Greenville facility as well as its other manufacturing facilities in the United Kingdom and Australia. Revenue from Manufacturing/Wholesale in 1997 increased to $95.5 million, a 26.0% increase over 1996. In 1997, the South Carolina facility had sales to third parties of $80.6 million, a 25.3% increase over 1996 sales. The increases in revenue continue to be driven by the demand for commodity vitamins from third parties as well as the success of the Company's store expansion program, which increased the internal demand. Revenue from the manufacturing facilities in Australia and the United Kingdom was $14.9 million or 15.6% of total manufacturing revenue.

     As  a  result  of  the   increases  in  revenue,   operating   earnings  in
Manufacturing/Wholesale increased to $48.4 million or 26.7% over 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $48.7 million or 21.8% in 1997 when compared to 1996. The 1998 increase in SG&A costs was exceeded by the increase in net revenue of 20.4% by 1.4%. This favorable relationship was due, in part, to the exceptional sales growth which occurred during 1997.

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

Review of Financial Condition

     Analysis of Liquidity and Capital Resources. In the years presented, the primary sources of cash have been the Company's operations, amounts available on the revolving credit facility, and proceeds from the issuance of common stock. The primary uses of cash in each of the years reported, have been to fund the Company's store expansion program through the construction of new stores, to renovate existing stores, to acquire independent and franchised locations, and in 1996, 1997 and 1998 to repurchase the Company's common stock. The average cost to build or renovate an average GNC store ranges from $60,000 to $125,000, depending on type and size of the store. Additionally, the Company continues to increase capacities at its distribution and manufacturing facilities. The
Company is currently in the process of constructing a new manufacturing/distribution facility in Anderson, South Carolina. As of February 6, 1999, $8.1 million had been expended for construction. It is currently anticipated than approximately $61.0 million will be expended during fiscal 1999 to complete the facility. The Company will continue its store, distribution and manufacturing expansion programs in 1999 and will fund the requirements for these programs primarily from operations and amounts available on its revolving credit facility. During fiscal 1998, the Company entered into an additional credit facility in order to finance stock repurchases and for general corporate purposes. This term facility provides for additional borrowings of up to $150 million, which, when combined with the revolving credit facility, increased the maximum borrowing availability from $700 million to $850 million. At February 6, 1999, the Company had $51.3 million available on its revolving credit facility after excluding $2.7 million restricted for letters of credit and had no amounts available on the term facility as all available amounts had been drawn down.

     The  Company's  cash  flows  from  operating,   investing,   and  financing
activities as reflected in the  Consolidated  Statements of Cash Flows (see Item
8) are summarized as follows:

                                                                           Year Ended
                                                    ----------------------------------------------------------
                                                       February 1,          January 31,         February 6,
                                                          1997                 1998                1999
                                                    ------------------   ------------------   ----------------
                                                        (52 weeks)           (52 weeks)          (53 weeks)
                                                                         (in thousands)

Cash provided by (used in):
    Operating activities                             $      63,444         $    141,642         $   133,536
    Investing activities                                  (107,380)            (143,456)           (198,678)
    Financing activities                                    43,351                2,615              65,170
    Effect of exchange rate changes on cash                    585                 (801)                (28)
        changes on cash
                                                    ==================   ==================   ================
                                                     $                    $                    $
                                                                 -                    -                   -

Net change in cash                                                                                        -
                                                    ==================   ==================   ================

     Operating Activities. Cash provided by operating activities decreased $8.1 million or 5.7% from 1997 to 1998. The decrease is primarily the result of four factors including, a $12.4 million or 12.0% decrease in net earnings and a $46.7 million increase in inventory offset by a $31.7 million increase in accounts payable and accrued liabilities and an increase in other working capital items of $11.1 million. These changes were driven by decreased margins due to the Company revising its pricing strategy, lowering prices on branded sports products and certain commodity vitamins and a slowing of the herb category sales as strong publicity and a media campaign in 1997 were not repeated in 1998. In 1997, cash provided by operating activities increased to $141.6 million, a 123.3% increase over 1996. Receivables and inventory grew by $9.5 million and $37.2 million, respectively, in 1997 as the Company continued it's successful store expansion program through franchising and new company-owned locations.

     Investing Activities. The Company's primary use of funds in 1996 was for capital expenditures and business acquisitions. In 1997 and 1998, the primary use of funds was for capital expenditures and to fund the repurchase, by the Company, of 222 and 263 franchise locations for approximately $78.9 and $62.4 million, respectively.

     Capital expenditures were $69.9 million, $57.9 million and $110.7 million for 1996, 1997, and 1998 respectively. The majority of the capital spending was to build new stores, relocate or remodel existing locations and to expand the Company's manufacturing and distribution capacity. The 1998 increase of $52.8 million or 91% over 1997 relates to the completion of a new Nature's fresh prototype store, the accelerated opening of new Company stores, increased spending at Manufacturing/Wholesale related to the expansion of the Greenville, South Carolina facility and the commencement of construction of a new manufacturing facility/distribution center in Anderson, South Carolina.

     In 1997, the Company advanced $8.4 million to a related party who, as a partner with the Company, has refurbished an office building in Pittsburgh, Pennsylvania to serve as the Company's headquarters. The Company is permitted to lend up to $30.0 million under the terms of its existing revolving credit facility. As of January 31, 1998 and February 6, 1999, the note receivable was $21,960 million and $28,526, respectively.

     Financing Activities. In 1996, 1997 and 1998 the Company's Board of Directors authorized the use of up to $610 million for the repurchase of the
Company's common stock. At February 6, 1999, the Company had utilized $551.5 million to purchase 26,665,000 shares of common stock. All repurchased shares have been retired. In 1997, the Company amended and restated its credit agreement to increase the maximum borrowing availability on the revolving credit facility from $400 million to $700 million. The Company incurred a cost of $1.8 million in connection with this transaction. During 1998, the Company entered into an additional credit facility in order to finance stock repurchases and for general corporate purposes. The new facility allows for additional borrowings of up to $150 million. The Company incurred a cost of $0.5 million in connection with this transaction. At February 6, 1999 the Company, after a letter of credit restriction of $2.7 million, had $51.3 million available on its revolving credit facility. Additionally in 1998, the Company received net proceeds of $2.8 million by trading put options giving the Company the potential obligation to purchase 3.5 million shares of its own stock for $118.8 million. At February 6, 1999, the Company no longer has any obligation related to the put options as all related shares were purchased and subsequently retired by the Company.

     Recently Adopted Accounting Standards. The Company has adopted Statement of Financial Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was issued in June of 1997. This new accounting standard requires disclosure of segment information on the same basis that is used internally for evaluating performance and allocating resources. Accordingly, the Company reports three worldwide segments: Retail, Franchising, and Manufacturing/Wholesale. All of the Company's products that do not fall into one of these three segments are represented in the category titled Corporate/Other.

     Subsequent Event. As part of the Company's strategy to re-focus on its core business, on April 22, 1999, the Company executed a definitive agreement to sell its Nature's fresh Northwest gourmet grocery store chain to Wild Oats Markets, Inc. The Company expects to complete this transaction during the second quarter of 1999, and will reflect such transaction in the Company's second quarter results.

     Year 2000. The Year 2000 problem arises from the fact that many existing information technology ("IT"), hardware, software systems and non-information technology ("non-IT") products containing embedded microchip processors were originally programmed to represent any date with six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, problems may arise for many such products and systems when attempting to process information containing dates that fall after December 31, 1999. As a result, many such products and systems could experience miscalculations, malfunctions or disruptions. Additionally, such products and systems may experience miscalculations, malfunctions or disruptions caused by other dates, such as September 9, 1999 (9/9/99), which was a date traditionally used as a default date by computer programmers. This problem is commonly referred to as the "Year 2000" problem, and the acronym"Y2K" is commonly substituted for the phrase "Year 2000."

     The Company's State Of Readiness For Its Year 2000 Issues. As a result of the Company's software upgrades and computer system purchases over the past few years, a substantial number of the Company's computer systems should not have a Y2K problem (i.e., are "Y2K-compliant") or have been warranted to be Y2K-compliant by third-party vendors. The Company has created a task force (the "Y2K Task Force"), that includes members from the Company's significant operating areas. To date, the Y2K Task Force has implemented a program, the goal of which is to assess the potential exposure of each such area to the Y2K problem, which is the first phase of the Company's overall Y2K program, and, as the second phase thereof, has designed a coordinated plan to determine whether any such potential exposure would result in a problem that would require some remediation. As each such area's Y2K problems are identified, the third phase will be to formulate proposals to determine the best course of action to address each such problem and to address each such problem through remediation and testing. The final phase of the overall Y2K program will be both independent and coordinated testing to ensure Y2K compliance in each operating area. The Company believes that the Y2K Task Force has identified all material IT and non-IT systems owned or operated by the Company that require a Y2K compliance review. The Y2K Task Force has the responsibility for addressing any Y2K problems in either IT or non-IT systems. All of the Company's IT systems, including its accounting and human resources, are, at a minimum, in testing phase. Testing for Y2K compliance has already begun for each such system and the Y2K Task Force estimates that testing of the Company's most critical IT systems will be substantially completed by the Company's first quarter of 1999 and that the Y2K project will be completed no later than the end of the Company's second quarter, which is prior to any anticipated material impact on its operating systems.

     The Y2K Task Force has also identified those third parties, such as software and hardware suppliers, significant vendors and external file exchange providers, whose Y2K compliance or lack thereof may pose problems for the Company. Pursuant to the Y2K Task Force's plan, inquiries have been sent to those third parties. The Y2K task force has been receiving initial responses to its inquiries from all such third parties and has been taking the appropriate action based on the responses. External file exchange providers whose data are essential to the Company's most critical systems and software suppliers will undergo testing regardless of their responses to the Company's inquiries.

     The Costs To Address The Company's Year 2000 Issues. The Company has used, and will continue to use, principally internal resources to reprogram or replace, test and implement its IT and non-IT systems for Y2K modifications. The Company does not presently track the internal costs incurred on the Y2K project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Y2K project, excluding these internal costs, have been nominal and have been funded through operating cash flows. The cost of purchases allocated for hardware and software, as well as all other expenditures will be expensed as incurred or capitalized in accordance with the Company's fixed asset policy. Management currently believes that the total cost associated with required modifications to become Year 2000 compliant will not have a material adverse impact on its business, results of operations, liquidity or financial condition. None of the Company's other significant IT projects have been delayed or deferred as a result of the implementation of the plan.

     Risks Related To The Company's Year 2000 Issues. The Company presently believes it has an effective Plan in place to anticipate and resolve any potential Y2K issues in a timely manner. In the event, however, that the Company does not properly identify Y2K issues or the compliance assessment, remediation and testing is not conducted on a timely basis with respect to the Y2K issues that are identified, there can be no assurance that Y2K issues will not materially and adversely affect the Company's results of operations or relationships with third parties. In addition, disruptions in the economy generally resulting from Y2K issues also could materially and adversely affect the Company. The amount of potential liability and lost revenue that would be reasonably likely to result from the failure by the Company and certain key third parties to achieve Y2K compliance on a timely basis cannot be reasonably estimated at this time. A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company expects to complete its analysis and contingency planning by the end of its third quarter.

     The estimated costs of the Company's Plan and the dates by which the Company believes it will have completed each of the phases of the Plan, are based upon management's best estimates, which rely upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. These estimates, however, may prove not to be accurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include, without limitation, the availability and cost of personnel with the appropriate training and experience, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Y2K-related issues may lead to possible third-party claims, the impact of which cannot yet be estimated. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, would not have a material adverse effect on the Company.

     Quantitative and Qualitative Information About Market Risk. The Company is exposed to financial, market and economic risks from transactions that are entered into during the normal course of business. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments. The Company's primary significant market risk exposure relates to interest rate risk. The following is a summarization of the efforts to mitigate this interest rate exposure. Interest Rate Risk

     The Company manages its interest rate risk in order to balance its exposure between fixed and variable rates while attempting to minimize its interest costs. The Company's indebtedness as of February 6, 1999 is comprised primarily of $646 million in borrowings outstanding under the revolving credit facility and a $150 million bank term loan. Interest on the revolving credit facility is variable based on certain published prime and/or Eurodollar borrowing rates, plus or minus applicable margin adjustments. Prime advances are subject to margin adjustments ranging from 0.0% to 0.25% with Eurodollar advances being subject to margin adjustments ranging from 0.5% to 1.5%. Applicable margin adjustments for both advances are based upon financial performance covenants. Interest on the bank term loan is variable based on prime plus add-on margins of 0.5% to 4.0% and/or Eurodollar plus add-on margins of 1.5% to 4.0%. Applicable margin adjustments for both advances are based upon term limitations and financial performance covenants. At February 6, 1999, the Company's blended effective interest rate on borrowings outstanding was 6.9%. A hypothetical 69 basis point or 10% change in the blended effective interest rate assuming debt levels as of February 6, 1999, would result in a $5.5 million increase or decrease in interest costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS
GENERAL NUTRITION COMPANIES, INC.

     We have audited the accompanying consolidated balance sheets of General Nutrition Companies, Inc. and subsidiaries (the "Company") as of February 6, 1999 and January 31, 1998 and the related consolidated statements of earnings and comprehensive income, shareholders' equity and cash flows for the years ended February 6, 1999, January 31, 1998 and February 1, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Nutrition Companies, Inc. and subsidiaries as of February 6, 1999 and January 31, 1998 and the results of their operations and their cash flows for the years ended February 6, 1999, January 31, 1998, and February 1, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
March 3, 1999 (April 22, 1999 as to Note 19)
Pittsburgh, Pennsylvania

                                                Consolidated Balance Sheets
                                              (in thousands, except share data)

                                                                                      January 31, 1998        February 6, 1999
                                                                                     --------------------    --------------------

ASSETS
Current Assets:
   Receivables, net                                                                   $         75,274        $         98,926
   Inventories                                                                                 244,196                 294,325
   Deferred taxes                                                                               14,190                  17,617
   Prepaid income taxes                                                                              -                   4,071
   Other current assets                                                                         29,305                  14,625
                                                                                     --------------------    --------------------
Total current assets                                                                           362,965                 429,564

Note due from related parties                                                                   21,960                  28,526
Property, plant, and equipment, net                                                            207,975                 275,473
Other assets                                                                                    33,895                  52,549
Deferred financing fees, net of accumulated
   amortization of $2,646 and $3,889                                                             3,710                   3,032
Goodwill, net of accumulated amortization of
   $62,327 and $74,425                                                                         303,433                 338,842
                                                                                     ====================    ====================
                                                                                       $       933,938         $     1,127,986
                                                                                     ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                    $       126,905         $       121,386
   Accrued salaries, wages, vacations and related taxes                                         23,542                  23,009
   Accrued income taxes                                                                          4,825                       -
   Other current liabilities                                                                    65,392                  73,404
   Long-term debt, current portion                                                                 940                     623
                                                                                     --------------------    --------------------
Total current liabilities                                                                      221,604                 218,422

Long-term debt                                                                                 357,408                 796,877
Deferred taxes                                                                                   4,214                   7,771
Commitments and contingencies

Shareholders' Equity:
Common stock, $.01 par value:                                                                      819                     677
   Authorized 200,000,000 shares, issued and
   outstanding, 81,930,801 shares at January 31, 1998
   and 67,753,329 shares at February 6, 1999
Additional paid-in capital                                                                     171,224                       -
Stock options outstanding                                                                        7,693                   7,040
Subscriptions receivable                                                                        (3,598)                 (3,804)
Accumulated other comprehensive loss                                                              (318)                   (346)
Accumulated earnings                                                                           174,892                 101,349
                                                                                     --------------------    --------------------
                                                                                               350,712                 104,916
                                                                                     --------------------    --------------------
                                                                                       $       933,938         $     1,127,986
                                                                                     ====================    ====================



    Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Earnings and Comprehensive Income
                     (in thousands, except per share data)


                                                                                      Year Ended
                                                               ----------------------------------------------------------
                                                                  February 1,        January 31,         February 6,
                                                                     1997                1998                1999
                                                               ------------------  -----------------  -------------------
                                                                  (52 Weeks)          (52 Weeks)         (53 Weeks)

    Net revenue                                                   $   990,845        $  1,193,485        $  1,417,746
    Cost of sales, including costs of warehousing,
       distribution and occupancy                                     614,875             726,016             896,539
                                                               ------------------  -----------------  -------------------
                                                                      375,970             467,469             521,207
    Selling, general and administrative                               223,557             272,215             337,594
    Compensation expense - non-cash                                    11,823               4,083                 276
    Restructuring charge                                               80,243                   -                   -
                                                               ------------------  -----------------  -------------------
    Operating earnings                                                 60,347             191,171             183,337
    Interest expense, net                                              17,341              22,926              36,608
                                                               ------------------  -----------------  -------------------
     Earnings before income taxes                                      43,006             168,245             146,729
    Income taxes                                                       39,071              64,880              55,752
                                                               ------------------  -----------------  -------------------
    Net earnings                                                        3,935             103,365              90,977

    Other comprehensive income (loss) -
       Foreign currency translation adjustment, net of
         income taxes                                                     585                (801)                (28)
                                                               ------------------  -----------------  -------------------

    Comprehensive income                                        $       4,520        $    102,564      $       90,949
                                                               ==================  =================  ===================

    Basic earnings per share                                   $         0.05      $         1.27     $           1.21
                                                               ==================  =================  ===================

    Basic weighted average common shares                               84,907              81,140              75,302
                                                               ==================  =================  ===================

    Diluted earnings per share                                 $         0.05      $         1.24     $           1.18
                                                               ==================  =================  ===================

    Diluted weighted average common shares                             86,294              83,227              76,797
                                                               ==================  =================  ===================





















     Notes to Consolidated Financial Statements are an integral part of these statements.


            GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Shareholders' Equity
                           (in thousands)


                                                                                  Accumulated
                                        Additional                                  Other
                            Common      Paid-In        Stock      Subscriptions  Comprehensive  Accumulated    Treasury
                              Stock      Capital      Options     Receivable        Income        Earnings       Stock        Total
                                                    Outstanding
                            ----------  ----------  ------------  ------------  -------------  -------------  ----------  ----------

Balance, February 3, 1996   $    877    $253,521    $             $              $              $   67,592     $          $ 326,657
                                                        4,769             -           (102)                           -
   Net earnings                   -            -            -             -              -          3,935             -       3,935
   Common stock issued           23       44,064            -             -              -              -             -      44,087
   Subscription
     receivable from
     stock sales                  -            -            -        (3,295)             -              -             -      (3,295)
   Stock options granted          -            -        7,492             -              -              -             -       7,492
   Stock options                  7        9,645       (1,344)            -                             -                     8,308
   exercised                                                                             -                            -
   Sale of put options            -        2,850            -             -              -              -             -       2,850
   Treasury stock purchases       -            -            -             -              -              -      (159,619)   (159,619)
   Business combination           6        9,217            -             -              -              -             -       9,223
   Translation                    -            -            -             -                             -                       585
   adjustments                                                                         585                            -
                            ----------  ----------  ------------  ------------   -------------  -------------  ----------  ---------
Balance, February 1, 1997       913      319,297       10,917        (3,295)           483         71,527      (159,619)    240,223
   Net earnings                   -            -            -             -              -        103,365             -     103,365
   Common stock issued            3        7,699            -             -              -              -             -       7,702
   Subscription
     receivable from
     stock sales                  -            -            -          (303)             -              -             -        (303)
   Stock options                 20       33,362       (3,224)            -                             -                    30,158
   exercised                                                                             -                            -
   Sale of put options            -        5,440            -             -              -              -             -       5,440
   Treasury           stock    (117)    (194,574)           -             -                             -                   (35,072)
   activity, net                                                                         -                      159,619
   Translation                    -            -            -             -                             -                      (801)
   adjustments                                                                        (801)                           -
                            ----------  ----------  ------------  ------------   -------------  -------------  ----------  ---------
Balance, January 31, 1998       819      171,224        7,693        (3,598)          (318)       174,892             -     350,712
   Net earnings                   -            -            -             -              -         90,977             -      90,977
   Common stock issued            1        8,653            -             -              -              -             -       8,654
   Subscription
     receivable from                                        -
     stock sales                  -            -                       (206)             -              -             -        (206)
   Stock options                  7        9,390         (653)            -                             -                     8,744
   exercised                                                                             -                            -
   Sale of put options            -        2,834            -             -              -              -             -       2,834
   Treasury stock purchases    (150)    (192,101)           -             -              -       (164,520)            -    (356,771)
   Translation                    -            -            -             -                             -                       (28)
   adjustments                                                                         (28)                           -
                                                                                 -------------  -------------              ---------
                            ==========  ==========  ============  ============                                 ==========
Balance, February 6, 1999   $    677    $           $     7,040   $              $              $ 101,349      $           $ 104,916
                                               -                     (3,804)          (346)                           -
                            ==========  ==========  ============  ============   =============  =============  ==========  =========






















     Notes to Consolidated Financial Statements are an integral part of these statements.


           GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                           Year Ended

                                                                   -----------------------------------------------------------
                                                                      February 1,         January 31,         February 6,
                                                                         1997                1998                 1999
                                                                   ------------------  ------------------  -------------------
                                                                       (52 weeks)          (52 weeks)          (53 weeks)

Cash flows from operating activities:
Net earnings                                                        $       3,935        $    103,365          $    90,977
 Adjustments to reconcile net earnings to net cash provided by operating activities:
     Restructuring charge                                                  80,243                   -                    -
     Depreciation and amortization                                         40,533              44,005               57,847
     Amortization of deferred financing fees                                  649               1,108                1,243
     Loss on disposal of fixed assets                                           -                   -                4,993
     (Increase) decrease in deferred taxes                                (10,388)              7,465                  130
     Compensation expense                                                  11,823               4,083                  276
     Other                                                                    392                 257                    2
     Change in operating assets and liabilities, net of
       acquisitions:
       Increase in receivables                                            (18,129)             (9,506)             (17,518)
       Increase in inventories                                            (54,590)            (37,208)             (46,737)
       Increase in other assets                                            (2,672)               (585)              (1,774)
       Increase in accrued taxes                                            6,353               9,188                1,305
       Increase in accounts payable and accrued liabilities                10,884              24,593               31,650
       (Decrease) increase in other working capital items                  (5,589)             (5,123)              11,142
                                                                   ------------------  ------------------  -------------------
         Total adjustments                                                 59,509              38,277               42,559
                                                                   ------------------  ------------------  -------------------
 Net cash provided by operating activities                                 63,444             141,642              133,536
                                                                   ------------------  ------------------  -------------------

Cash flows from investing activities:
   Capital expenditures                                                   (69,853)            (57,901)            (110,720)
   Proceeds from asset disposals                                                -                   -                   31
   (Increase) decrease in franchisee notes receivable                      (8,024)              1,964              (10,676)
   Payments for franchise store acquisitions                               (8,081)            (78,867)             (62,376)
   Payments made for acquisitions, net of cash acquired                   (14,287)               (256)                   -
   Loan, investment in, and advances to related party                      (7,135)             (8,396)             (14,937)
                                                                   ------------------
                                                                                       ------------------  -------------------
Net cash used in investing activities                                    (107,380)           (143,456)            (198,678)
                                                                   ------------------  ------------------  -------------------

Cash flows from financing activities:
   Net borrowings (repayments) on revolving credit facility               193,901             (19,500)             440,300
   Retirement of long-term debt                                           (36,268)                  -                    -
   Increase (decrease) in book balance bank overdraft                       3,866              32,362              (30,292)
   Decrease in capital lease obligations                                   (1,361)             (1,021)              (1,148)
   Redemption of redeemable preferred stock                                  (450)               (184)                (248)
   Net proceeds from issuance of common stock and common stock
     options                                                               41,006              22,342               11,060
   Net proceeds from sale of put options                                    2,850               5,440                2,834
   Net payments for treasury stock                                       (159,619)            (35,072)            (356,771)
   Increase in deferred financing fees                                       (574)             (1,752)                (565)
                                                                   ------------------  ------------------  -------------------
 Net cash provided by financing activities                                 43,351               2,615               65,170
                                                                   ------------------  ------------------  -------------------
Effect of exchange rate changes on cash                                       585                (801)                 (28)
                                                                   ------------------
                                                                                       ------------------  -------------------
Net change in cash                                                              -                   -                    -
Beginning balance, cash                                                         -                   -                    -
                                                                   ==================  ==================  ===================
Ending balance, cash                                                 $          -        $          -        $           -
                                                                   ==================  ==================  ===================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                        $     17,121       $      22,940       $       36,102
     Income taxes                                                          41,556              51,807               57,755

     Notes to Consolidated Financial Statements are an integral part of these statements.


            Notes to Consolidated Financial Statements - continued
                      GENERAL NUTRITION COMPANIES, INC.

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

     Revenue Recognition. The Company operates predominately as a retailer through company-owned and franchised stores, a majority of which are located in the 50 United States, Puerto Rico, and 25 international markets. The retail stores offer a variety of vitamin and mineral supplements, sports nutrition products and herbs. The retail stores are also a leading provider of personal care, and other health-related products. The retail segment recognizes revenue at the moment that a sale to a customer is recorded.

     The Company's franchise segment generates revenues through franchise fees, product sales to franchisees, royalties, and interest income on the financing of the franchise locations. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Franchisee fees are recognized by the Company at the time of a franchise store opening. Revenue on product sales to franchisees is recognized by the Company as product is shipped. Remaining sources of income are recognized as earned.

     The manufacturing segment sells product primarily to the other Company segments and to a lesser degree to third party customers. Revenue is recognized as product is shipped. All intercompany transactions are eliminated in consolidation.

     Reclassifications.   Certain   amounts  in  previously   issued   financial
statements have been reclassified to conform to the 1998 presentation.

     Cash. The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At January 31, 1998, and February 6, 1999, cash overdrafts of $32.4 million and $2.1 million, respectively, were included in accounts payable.

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

     Depreciation  and  amortization  of  property,   plant  and  equipment  was
$30.9 million, $34.4 million and $50.6 million for the years ended February 1, 1997, January 31, 1998, and February 6, 1999, respectively.

     Amortization of deferred financing fees is provided using the straight-line method, which approximates the effective interest rate method, over the term of the related debt.

     The Company periodically evaluates its long-lived assets to determine that the carrying values have not been impaired.

     Advertising Expenditures. The Company recognizes advertising expense as it is incurred. Advertising expense was $42.1 million, $53.5 million and $68.2 million, respectively, for the years ended February 1, 1997, January 31, 1998, and February 6, 1999.

     Pre-Opening Expenditures. The Company recognizes the cost associated with the opening of new stores as incurred.

     Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Income tax expense/(benefit) related to items of other comprehensive income were $0.3 million, ($0.4) million, and ($0.02) million for fiscal 1996, 1997, and 1998, respectively.

     Foreign Currency Translation. For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded as a separate component of shareholders' equity.

     Treasury Stock. In 1996, 1997 and 1998, the Company's Board of Directors authorized the use of up to $610 million to repurchase the Company's common stock in the open market. In 1997 the Company retired 11.7 million shares it had purchased at an average cost of $16.69 per share during 1996 and 1997 and held in treasury. In 1998 the Company retired 15.0 million shares it had purchased at an average cost of $23.78 per share. The Company's credit facilities limit the amount of common stock that can be repurchased.

     Note Due From Related Party. The Company is a limited partner in a partnership that purchased and operates a building in Pittsburgh, Pennsylvania, which serves as the Company's headquarters. The related party note associated with this relationship is a demand note which includes the option to borrow up to $30 million, with interest rates based on prime or Eurodollar rates plus a margin percentage. At February 6, 1999, the average rates for prime and Eurodollar borrowings were 7.75% and 5.94%, respectively. In 1999, a portion of the amount due under the note was repaid to the Company during the first quarter.

     Investment In Related Party. During 1998, the Company made an investment of $3.3 million in a vitamin company. The Company also made advances of $5.1 million to this company during the year. The Company has committed to fund the operations of the company during 1999.

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

     New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components, some of which have been historically excluded from the Statement of Earnings and recorded directly to the equity section of an entity's balance sheet. SFAS No. 130 also requires that the cumulative balance of these items of other comprehensive income are reported separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in 1998 and has restated all prior periods presented.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report selected information about operating segments in both quarterly and annual financial statements to their shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement was not required to be applied to interim financial statements in the initial year of its application. Adoption of SFAS No. 131 did not have a significant effect on the disclosures in the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently in the process of evaluating what impact, if any, the adoption of the statement will have on its financial position or results of operations when adopted.

NOTE  2.  RECEIVABLES

    Receivables at period end consisted of the following:

                                                           January 31, 1998        February 6, 1999
                                                          ------------------     -------------------
                                                                        (in thousands)

Franchise                                                   $       31,380         $        35,691
Manufacturing/Wholesale trade                                       26,573                  40,849
Current portion of franchise notes                                   9,954                  10,955
Other                                                                9,183                  13,395
Allowance for uncollectible accounts                                (1,816)                 (1,964)
                                                          ------------------     -------------------

                                                            $       75,274         $        98,926
                                                          ==================     ===================

NOTE  3.  INVENTORIES

    Inventories at period end consisted of the following:

                                                           January 31, 1998        February 6, 1999
                                                          ------------------     -------------------
                                                                        (in thousands)

Product ready for sale                                       $     201,155          $      245,403
Unpackaged bulk product and raw materials                           39,203                  45,485
Packaging supplies                                                   3,838                   3,437
                                                          ------------------     -------------------

                                                             $     244,196          $      294,325
                                                          ==================     ===================

NOTE  4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at period end consisted of the following:

                                                           January 31, 1998        February 6, 1999
                                                          ------------------     -------------------
                                                                        (in thousands)

Land, buildings and improvements                            $       19,686         $        26,950
Machinery and equipment                                             82,039                 112,780
Leasehold improvements                                              87,830                 105,991
Furniture and fixtures                                             114,500                 136,261
Capital leases                                                       4,554                   9,255
Construction in progress                                             6,013                  29,621
                                                          ------------------     -------------------
                                                                   314,622                 420,858
Less: accumulated depreciation                                    (106,647)               (145,385)
                                                          ------------------     -------------------
                                                             $     207,975          $      275,473
                                                          ==================     ===================


NOTE  5.  OTHER ASSETS

    Other assets at period end consisted of the following:

                                                           January 31, 1998        February 6, 1999
                                                          ------------------     -------------------
                                                                        (in thousands)

Franchise notes, less current portion                       $       32,107         $        41,782
Investment in and advances to related party                              -                   8,371
Other                                                                1,788                   2,396
                                                          ------------------     -------------------

                                                            $       33,895         $        52,549
                                                          ==================     ===================

     The notes from the Company's franchisees are demand notes, payable primarily over five years. Interest accrues principally at the rate of 13.75% per annum and is payable monthly. The Company has agreed to provide additional funding to a related party of up to $15.0 million over the next year.

NOTE  6.  LONG-TERM DEBT AND LINES OF CREDIT

    Long-term debt at period end consisted of the following:

                                                             January 31, 1998    February 6, 1999
                                                            -----------------    ----------------
                                                                        (in thousands)

Bank revolving credit facility                                 $    355,700         $  646,000
Bank term loan                                                            -            150,000
Capital leases                                                        2,648              1,500
                                                            -----------------    ----------------
                                                                    358,348            797,500
Less: current maturities                                               (940)              (623)
                                                            -----------------    ----------------

                                                               $    357,408         $  796,877
                                                            =================    ================

     The Company has a revolving credit facility that provides for borrowings of up to $700 million and has a maturity date of July 1, 2002. At February 6, 1999, the interest rate on the revolving credit facility was 6.06%. The agreement subjects the Company to certain restrictions and covenants, including the restriction to pay dividends. Interest on the facility is variable based on certain published prime and/or Eurodollar borrowing rates, plus or minus applicable margin adjustments. Prime advances are subject to margin adjustments ranging from 0.0% to 0.25%, with Eurodollar advances being subject to margin adjustments ranging from 0.5% to 1.5%. Applicable margin adjustments for both advances are based upon financial performance covenants.. The revolving credit facility is guaranteed by the Company and also by its domestic subsidiaries. At January 31, 1998, and February 6, 1999, the Company had $341.4 million and $51.3 million available on its revolving credit facility after excluding $2.9 million and $2.7 million restricted for letters of credit, respectively.

     Additionally, during fiscal 1998, the Company entered into an additional term credit facility in order to finance stock repurchases and for general corporate purposes. The term facility provides for additional borrowings of up to $150 million and bears interest at variable rates based on prime plus add-on margins of 0.5% to 0.75% based on financial performance covenants and/or Eurodollar plus add-on margins of 1.5% to 4.0% based on term limitations and financial performance covenants. . At February 6, 1999, the interest rate on the term credit facility was 9.06%. The agreement subjects the Company to certain restrictions and covenants, including the restriction to pay dividends. The term credit facility has a maturity date of July 1, 2002. At February 6, 1999 the Company had no amounts available on the term facility as all available amounts had been drawn down.

     At February 6, 1999, the average rates for prime and Eurodollar borrowings were 7.75% and 5.06%, respectively.

    At February 6, 1999, the Company's total long-term debt maturities are as follows:

                                                                            (in thousands)
                                                                       -----------------------

          1999                                                         $                 623
          2000                                                                          324
          2001                                                                          244
          2002                                                                      796,216
          2003                                                                           93
                                                                       -----------------------

                                                                          $         797,500
                                                                       =======================

    The Company's net interest expense for all periods is as follows:

                                                                                       Year Ended
                                                              -----------------------------------------------------------

                                                               February 1, 1997      January 31, 1998    February 6, 1999
                                                              ------------------    -----------------    ----------------
                                                                  (52 weeks)            (52 weeks)          (53 weeks)
                                                                                     (in thousands)

Composition of interest expense:
    Interest on debt                                             $     17,336          $     23,422        $    37,447
    Amortization of deferred financing fees                               649                 1,108              1,243
    Interest income from related party                                      -                (1,239)            (1,762)
    Interest income - other                                              (644)                 (365)              (320)
                                                              ------------------    -----------------    ----------------

                                                                 $     17,341          $     22,926         $   36,608
                                                              ==================    =================    ================

NOTE  7.  RESTRUCTURING CHARGE

     During  the  year  ended   February  1,  1997,   the  Company   recorded  a
restructuring charge of $80.2 million. The charge recorded by the Company related to the write-off of goodwill, property and equipment, inventories, and other assets associated with management's decision to discontinue the Nature Food Centres ("NFC") retail concept. The charge for NFC of $66.7 million included $52.7 million of goodwill. The remaining $13.5 million of the recorded charge related to unproductive assets, primarily inventory relating to Natural Solutions(R) fitness and apparel products, all of which have been discontinued, as well as the excess costs resulting from retrofitting the Alive prototype store.

NOTE  8.  SUPPLEMENTAL CASH FLOW INFORMATION

     The  Company  issued   595,000   shares  with  a  value  of   approximately
$9.2 million in 1996 as part of the acquisition of Nature's fresh Northwest, Inc.

     The Company extended net loans to executives of $3.3 million, $0.3 million and $0.2 million in 1996, 1997 and 1998, respectively, relating to the 1996 Management Stock Purchase Plan.

     The Company recorded a tax benefit of $3.8 million, $11.4 million and $6.7 million in 1996, 1997 and 1998, respectively, primarily as a result of stock option activity.

     The Company exchanged $4.4 million in inventory for advertising credits during 1998.

NOTE  9.  RETIREMENT PLANS

     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees with more than three months of service. The plan provides for employee contributions of 1% to 15% of individual compensation into deferred savings and provides for Company contributions of 25-45% of the first 5% of participant's contributions. The Company may make additional contributions based upon the achievement of performance goals established by the Board of Directors. The Company made cash contributions of $1.1 million in 1996, $ 1.0 million in 1997 and $0.9 million in 1998.


NOTE  10.  FRANCHISE FEE REVENUE

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

    Franchise revenue related to this initial fee is as follows:

                                                                                       Year Ended
                                                              -----------------------------------------------------------

                                                               February 1, 1997      January 31, 1998    February 6, 1999
                                                              ------------------    -----------------    ----------------
                                                                  (52 weeks)            (52 weeks)          (53 weeks)
                                                                                 (dollars in thousands)

Initial franchise fee                                           $       6,680         $       6,512       $      7,887
                                                              ==================    =================    ================

Number of operating franchised stores:
    Beginning of period                                                   959                 1,174              1,225
    Sales to franchisees                                                  294                   282                368
    Stores acquired/closed                                                (79)                 (231)              (171)
                                                              ------------------    -----------------    ----------------

    End of period                                                       1,174                 1,225              1,422

                                                              ==================    =================    ================

NOTE 11.  FINANCIAL INSTRUMENTS

     At January 31, 1998 and February 6, 1999, the Company's financial instruments consisted of bank debt, franchisee notes receivable, and related party notes receivable. Based on the interest rates currently available and the risk associated with the receivables, management believes that the fair values of its financial instruments approximates their carrying values.

NOTE 12.  LONG-TERM LEASE OBLIGATIONS

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

     The composition of the Company's rental expense for all periods presented included the following components:

                                                                                       Year Ended
                                                              -----------------------------------------------------------
                                                               February 1, 1997      January 31, 1998    February 6, 1999
                                                              ------------------    -----------------    ----------------
                                                                  (52 weeks)            (52 weeks)          (53 weeks)
                                                                                     (in thousands)

Retail Stores:
Rent on long-term operating leases, net of sublease income
                                                                 $     70,234          $     74,777        $    90,163
Common operating expense                                               19,191                20,960             24,952
Percent rent                                                            3,166                 5,270              7,041
                                                              ------------------    -----------------    ----------------
                                                                       92,591               101,007            122,156
Other                                                                   9,598                11,522             13,930
                                                              ------------------    -----------------    ----------------

                                                                 $    102,189           $   112,529         $  136,086
                                                              ==================    =================    ================

     Minimum future obligations for noncancellable operating leases with initial or remaining terms of at least one year in effect at February 6, 1999 are as follows:

                              Company Retail        Franchise                           Sublease income
                                  Stores          Retail Stores          Other(a)                            Consolidated
                             ----------------    ---------------     ---------------    ---------------    ---------------
                                                                     (in thousands)

1999                            $   69,131          $   22,070           $   6,902        $   (22,070)       $    76,033
2000                                63,984              20,564               6,222            (20,564)            70,206
2001                                58,326              17,717               4,915            (17,717)            63,241
2002                                49,770              14,335               4,070            (14,335)            53,840
2003                                38,983              10,422               3,666            (10,422)            42,649
Thereafter                          61,597              27,900              30,111            (27,900)            91,708
                             ----------------    ---------------     ---------------    ---------------    ---------------

                                 $ 341,791           $ 113,008           $  55,886         $ (113,008)        $  397,677
                             ================    ===============     ===============    ===============    ===============

     (a) Includes  $42.7 million for a lease with the related party discussed in
Note 1.

NOTE 13.  INCOME TAXES (TAX BENEFITS)

     Significant components of the Company's deferred tax assets and liabilities at period end consisted of the following:

                                                           January 31, 1998        February 6, 1999
                                                          ------------------     -------------------
                                                                        (in thousands)

Deferred Tax:
    Current assets:
       Operating reserves                                  $         5,921         $         9,695
       Inventory capitalization                                      3,281                   2,981
       Deferred revenue                                              3,866                   3,822
       Deferred compensation                                           903                   1,074
       Other                                                           219                      45
                                                          ------------------     -------------------
    Total current assets                                            14,190                  17,617
                                                          ------------------     -------------------

    Non-current liabilities
       Option compensation                                          (2,692)                 (2,466)
       Fixed assets                                                  8,249                  11,093
       Other                                                        (1,343)                   (856)
                                                          ------------------     -------------------
    Total non-current liabilities                                    4,214                   7,771
                                                          ------------------     -------------------

                                                           $         9,976        $          9,846
                                                          ==================     ===================



   Income taxes (tax benefits) for all periods consisted of the following components:

                                                                                       Year Ended
                                                              -----------------------------------------------------------
                                                               February 1, 1997      January 31, 1998    February 6, 1999
                                                              ------------------    -----------------    ----------------
                                                                  (52 weeks)            (52 weeks)          (53 weeks)
                                                                                     (in thousands)

Current:
    Federal                                                     $      45,992          $     56,301        $    52,213
    State                                                               3,890                 4,553              4,127
    Foreign                                                              (218)                    -                  -
                                                              ------------------    -----------------    ----------------
                                                                       49,664                60,854             56,340
                                                              ------------------    -----------------    ----------------

Deferred:
    Federal                                                           (10,346)                3,398                (98)
    State                                                                (247)                  628                315
    Foreign                                                                 -                     -               (805)
                                                              ------------------    -----------------    ----------------
                                                                      (10,593)                4,026               (588)
                                                              ------------------    -----------------    ----------------

Total                                                            $     39,071          $     64,880        $    55,752
                                                              ==================    =================    ================

     The Company's effective tax rate differed from the statutory tax rate for the following reasons:

                                                                                       Year Ended
                                                              -----------------------------------------------------------
                                                               February 1, 1997      January 31, 1998    February 6, 1999
                                                              ------------------    -----------------    ----------------

Percent of pretax earnings:
    Statutory federal tax rate                                          35.0%                35.0%               35.0%

Increase:
    Goodwill amortization                                               49.0%                 1.5%                1.9%
    State income tax, net of federal tax benefit                         5.5%                 2.0%                2.0%
Other                                                                    1.3%                 0.1%               -0.9%
                                                              ------------------    -----------------    ----------------

Effective income tax rate                                               90.8%                38.6%               38.0%
                                                              ==================    =================    ================

     The increase in the Company's effective tax rate for the year ended February 1, 1997 was due to the effect of the restructuring charge as discussed in Note 7. The effective rate for the year ended February 1, 1997, excluding the restructuring charge, would have been 39.5%.

NOTE 14.   LEGAL PROCEEDINGS AND SETTLEMENTS

     The Company and/or one of its subsidiaries (the "GNC Companies") are currently named as defendants in approximately 7 lawsuits in state and federal courts alleging damages arising from the ingestion of products containing manufactured L-Tryptophan that were processed and distributed by the GNC Companies and other non-related companies prior to 1990. These lawsuits are all that remain of over 400 such actions against the GNC Companies and the Company believes that like all that were resolved previously, the remaining cases will be resolved at no cost to the Company. The cases are being vigorously defended pursuant to a joint defense agreement (the "Agreement") among Showa Denko America ("SDA") and numerous parties in the nutritional supplement industry who manufactured, processed, sold, distributed or bottled L-Tryptophan. SDA's parent, SHOWA Denko ("SDK"), was the manufacturer of the L-Tryptophan that plaintiffs allege caused their injuries. Pursuant to the Agreement, SDA has agreed to pay all legal fees incurred by the GNC Companies in the defense of these claims and to indemnify the GNC Companies against liability.

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

     Defendants moved to dismiss the Complaint on December 2, 1996 and plaintiffs subsequently filed an Amended Complaint dated March 21, 1997, which among other things, added Gaetan Lavalla as a named plaintiff. On March 30, 1998, the Court granted the motions of all defendants to dismiss the Amended Complaint with prejudice. On April 20, 1998, the plaintiffs filed a Notice of Appeal with the United States Court of Appeals for the Third Circuit. The Company disputes the allegations contained in the complaint and intends to defend the action vigorously. The appeal has been fully briefed and was argued on December 2, 1998. The appeal has not yet been decided.

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

     The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage the Company currently has a $1 million self-insured retention per occurrence and aggregate, followed by a primary products liability policy of $1 million per occurrence and aggregate, followed by an additional $2 million self-insured retention per occurrence and aggregate, and an additional $120 million of umbrella liability insurance coverage. There can be no assurance that such insurance will continue to be available at a reasonable cost, or if available will be adequate to cover liabilities.

NOTE  15.  BUSINESS COMBINATIONS

     In 1996, 1997 and 1998 the Company acquired 68, 222 and 263 stores, respectively, through purchases from independent store owners and Company franchisees. These acquisitions are accounted for utilizing the purchase accounting method. As a result of these transactions, goodwill of $8.1 million, $49.5 million and $47.6 million in 1996, 1997 and 1998, respectively, was recognized in the consolidated financial statements.


NOTE  16.  SEGMENT INFORMATION

     GNC is the only nationwide specialty retailer of vitamin and mineral supplements, sports nutrition products and herbs, and is also a leading provider of personal care, and other health-related products. It's segments are organized by product on a worldwide basis. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the after-tax operating profit of each segment. Accordingly, the Company reports three worldwide segments: Retail, Franchising and Manufacturing/Wholesale. All of the Company's products that do not fall into one of these three segments are reported in the category entitled Corporate/Other. The Retail segment generates revenue through the sale of proprietary branded and third-party branded products through company-owned stores. The Franchising segment generates revenue through the charge for initial franchise fee, the sale of product at wholesale prices, a royalty on retail sales, and interest income on amounts financed by the Company for the initial purchase of the store assets. The Manufacturing/Wholesale segment is comprised of the Company's three manufacturing facilities which are located in Greenville, South Carolina, the United Kingdom, and Australia, with the Greenville location serving as the primary facility. The facilities are primarily dedicated to the manufacture of proprietary products, principally vitamin, mineral, herbal and sports nutrition supplements which are sold at GNC stores. When not producing proprietary products, the facilities manufacture products which are sold to various third-party customers, allowing the facilities to generate revenue.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The Company accounts for intersegment sales as if the transactions were to third-parties, that is, at current market prices.

     The following table represents key financial information of the Company's business segments; Retail, Franchising, Manufacturing/Wholesale, and Corporate/Other and should be read in conjunction with Part I, Item 1, Business.

                                                               1996                    1997                    1998
                                                       --------------------     ------------------     -------------------
                                                            (52 weeks)              (52 weeks)              (53 weeks)
                                                                                  (in thousands)

Retail
Net revenue                                               $     726,758            $    868,794            $  1,034,307
Operating earnings                                               18,816                 127,362                 103,001
Depreciation/amortization                                        33,924                  37,649                  48,888
Identifiable assets                                             584,979                 656,207                 791,650
Capital expenditures                                             59,699                  44,017                  79,864

Manufacturing/Wholesale
Intersegment sales                                        $     163,924            $    203,041           $     224,778
Third-party sales                                                75,791                  95,514                 136,337
Operating earnings                                               37,716                  48,403                  57,540
Depreciation/amortization                                         3,631                   4,587                   5,613
Identifiable assets                                              89,154                 113,941                 136,131
Capital expenditures                                             13,058                  13,048                  28,916

Franchising
Net revenue                                               $     188,296            $    229,177           $     247,102
Operating earnings                                               40,714                  49,546                  59,496
Depreciation/amortization                                           201                     275                     308
Identifiable assets                                              86,674                 103,937                 114,077
Capital expenditures                                                561                     248                     164

Corporate/Other
Operating expense                                        $      (36,899)           $    (34,140)         $      (36,700)
Depreciation/amortization                                         2,777                   1,494                   3,040
Identifiable assets                                              18,548                  59,853                  86,128
Capital expenditures                                              1,942                   9,664                   8,883


Consolidated Totals
Net revenue                                               $     990,845             $ 1,193,485            $  1,417,746
Operating earnings                                               60,347                 191,171                 183,337
Interest expense, net                                            17,341                  22,926                  36,608
Earnings before income taxes                                     43,006                 168,245                 146,729
Income taxes                                                     39,071                  64,880                  55,752
Net earnings                                                      3,935                 103,365                  90,977
Depreciation/amortization                                        40,533                  44,005                  57,849
Identifiable assets                                             779,355                 933,938               1,127,986
Capital expenditures                                             75,260                  66,977                 117,827

     (a) Retail operating earnings includes expenses for amortization of goodwill of $9.6 million in 1996, $9.5 million in 1997 and $12.2 million in 1998. Retail identifiable assets includes goodwill, net of accumulated amortization, of $258.9 million in 1996, $297.4 million in 1997 and $332.9 million in 1998.

     (b) 1996 operating earnings include $80.2 million of restructuring charges,
of   which    $79.5    million   is    recorded    in   Retail,    $497,000   in
Manufacturing/Wholesale, and $280,000 in Corporate/Other.

     (c) Included in Corporate/Other operating expenses in 1996, 1997 and 1998 is $11.8 million, $4.1 million and $0.3 million, respectively, of non-cash compensation expense charges.

     (d) Included in Corporate/Other operating expenses in 1996 is $1.6 million of severance charges.

     (e) Retail operating earnings includes expenses for asset dispositions and DSHEA relabeling costs totaling $9.3 million in 1998.

     (f) For all years presented, segment amounts, when aggregated, agree to the Company's consolidated totals with the exception of Capital Expenditures, which differ in each year presented due to the portion of the purchase price of franchise store acquisitions which is allocated to property, plant, and equipment. Intersegment sales from Manufacturing /Wholesale are eliminated in consolidation of Net Revenues

     The following table represents the geographic information for the Company's
business   segments;   Retail,   Franchising,    Manufacturing/Wholesale,    and
Corporate/Other.


                                                               1996                    1997                    1998
                                                       --------------------     ------------------     -------------------
                                                            (52 weeks)              (52 weeks)              (53 weeks)
                                                                                  (in thousands)

Revenues, based on location of customer:

United States                                             $     959,943          $    1,147,058          $    1,351,259
Foreign Countries                                                30,902                  46,427                  66,487
                                                       --------------------     ------------------     -------------------

     Total                                                $     990,845          $    1,193,485          $    1,417,746

Long-Lived Assets:

United States                                              $    168,212           $     197,920           $     261,151
Foreign Countries                                                 7,140                  10,055                  14,322
                                                       --------------------     ------------------     -------------------

     Total                                                $     175,352           $     207,975           $     275,473

NOTE  17.  STOCK-BASED COMPENSATION PLANS

     The Company sponsors multiple stock-based compensation plans including both stock option and stock purchase plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date instead of the intrinsic value method described in Note 1 for awards in 1996, 1997 and 1998 the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                          Year Ended
                                                               ----------------------------------------------------------

                                                                February 1, 1997    January 31, 1998     February 6, 1999
                                                               -----------------    ----------------     ----------------

Net income                              As reported             $      3,935          $   103,365          $    90,977
                                        Pro forma                    (11,528)              92,043               89,103

Basic earnings per share                As reported            $        0.05        $         1.27       $        1.21
                                        Pro forma                       (0.14)                 1.13                1.19

Diluted earnings per share              As reported            $        0.05        $         1.24       $       1.18
                                        Pro forma                       (0.14)                 1.11              1.16

     The fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions for the fiscal years ended February 1, 1997, January 31, 1998 and February 6, 1999 : expected volatility of 53% in 1996, 52% in 1997 and 56% in 1998; no dividend yield in any of the years; expected life in years from 1 to 6 years in 1996, 1 to 5 years in 1997 and 1 to 6 years in 1998; and risk-free interest rates of 6% in 1996, 5.5% in 1997 and 4.3% in 1998.

     The Company recorded compensation expense of $7.5 million, $4.1 million and $0.3 million related to its fixed and performance-based stock option plans for years ended February 1, 1997, January 31, 1998 and February 6, 1999, respectively.

     All  of  the  Company's   Stock  Option  Plans  are   administered  by  the
Compensation Committee of the Company's Board of Directors.

STOCK OPTION PLANS

Fixed Stock Option Plans

     The Company has eight fixed stock option plans covering officers and key employees, and non-employee directors. A summary of each plan at February 6, 1999 is as follows:

                               Shares             Maximum       Range of Exercise        Shares
                             Authorized            Life               Prices           Outstanding        Vesting Provisions
                          ----------------    --------------    -----------------    --------------     ----------------------
                           (in thousands)                                            (in thousands)

Employee Plans:
1989                              2,173                 10          $1.25 - $2.50             36        5 years, 20% per year
1991                              1,600                 10                   1.25            102        6 years, 16.66% per year
1992                                400                 10           6.53 - 17.50            241        5 years, 20% per year
1993                              1,600                 10          10.84 - 17.50            365        4 years, daily basis
1995                              2,000                 10          11.06 - 19.50          1,103        4 years, daily basis
1996                              2,500                 10          11.06 - 32.14          2,242        4 years, daily basis
1998                              1,250                 10          11.06 - 34.63            497        4 years, daily basis

Non-Employee Plans:
1994 - directors                    100                 10          11.47 - 22.75            100        4 years, 25% per year

     A summary of the status of the Company's fixed stock option plans for the years ended February 1, 1997, January 31, 1998 and February 6, 1999 is as follows:


                                                 1996                             1997                            1998
                                     ----------------------------    -----------------------------    ---------------------------
                                                      Weighted                         Weighted                       Weighted
                                                      Average                          Average                        Average
       Fixed Stock Options            Shares          Exercise         Shares          Exercise        Shares         Exercise
                                                     Price Per                        Price Per                      Price Per
                                                       Share                            Share                          Share
--------------------------------     --------     ---------------    ---------     ---------------    --------    ---------------
                                  (in thousands)                   (in thousands)                  (in thousands)

Outstanding at beginning of year       4,774      $       9.30         5,745       $      11.71         4,812     $      16.39
Granted                                1,715             16.36         1,050              27.89           797            15.82
Exercised                               (743)             6.05        (1,921)              8.79          (596)           11.46
Forfeited                                 (1)             2.50           (62)             14.27          (327)           22.54
                                     --------
                                                                     =========                        ========
Outstanding at end of year             5,745      $       11.71        4,812       $      16.39         4,686     $      14.50
                                     ========     ===============    =========     ===============    ========    =============

Options exercisable at year end        3,840      $        9.99        2,718       $      12.54         2,899     $      13.37
                                     ========     ===============    =========     ===============    ========    =============

Weighted average fair value of
 options granted during the year:
  Exercise price = Grant date
    fair value                       $  8.17                       $   27.55                        $
                                                                                                          -
  Exercise price > Grant date
    fair value                       $  10.42                        $     -                          $  17.50
  Exercise price > Grant date
    fair value                       $    8.81                       $     -                          $  12.53

     The following table summarizes information regarding the Company's fixed stock options outstanding at February 6, 1999:

                                              Outstanding Options                                 Options Exercisable
                          ----------------------------------------------------------    --------------------------------------
                                                   Weighted
                                                    Average         Weighted Average                          Weighted Average
       Range of                Number              Remaining            Exercise              Number           Exercise Price
    Exercise Price           Outstanding       Contractual Life        Price Per           Exercisable           Per Share
                                                                         Share
---------------------     ----------------     ----------------    -----------------    -----------------    -----------------
                           (in thousands)         ( in years)                             (in thousands)

     $1.25 - $10.84               633                   4.32       $       8.62                  622         $      8.60
      11.06 - 11.47               233                   9.21              11.11                   41               11.30
              11.88               885                   6.06              11.88                  885               11.88
      12.50 - 15.00                74                   5.83              13.77                   62               13.62
              15.50               950                   7.54              15.50                  561               15.50
              16.88                45                   7.92              16.88                   23               16.88
              17.50             1,834                   8.51              17.50                  683               17.50
      18.60 - 26.78                28                   7.33              22.80                   18               22.82
              32.14                 1                   8.77              32.14                    1               32.14
              34.63                 3                   8.96              34.63                    3               34.63
                          ================                                              =================
     $1.25 - $34.63             4,686                   7.27        $     14.50                2,899          $    13.37
                          ================                                              =================

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

     A summary of the Company's performance-based stock option plans is as follows:


                                       Shares Authorized       Maximum Option        Range of Exercise           Shares
                 Plan                                               Life                   Prices              Outstanding
    -----------------------------      -----------------     -----------------     ---------------------    ----------------
                                         (in thousands)          (in years)                                  (in thousands)

                 1996                          2,500                  10                $11.06 - $32.14             2,192
                 1998                          1,250                  10                  11.06 - 17.50               494


     A summary of the status of the Company's performance-based stock option plans as of February 6, 1999 is presented below:

                                                 1996                             1997                            1998
                                     ----------------------------    -----------------------------    ---------------------------
                                                      Weighted                         Weighted                       Weighted
                                                      Average                          Average                        Average
    Performance-based Options         Shares          Exercise         Shares          Exercise        Shares         Exercise
                                                     Price Per                        Price Per                      Price Per
                                                       Share                            Share                          Share
--------------------------------     --------     ---------------    ---------     ---------------    --------    ---------------
                                  (in thousands)                   (in thousands)                  (in thousands)

Outstanding at beginning of year           -      $         -          1,616       $      16.28         2,332     $      20.75
Granted                                1,616             16.28           957              27.24           741            15.81
Exercised                                  -              -             (116)             16.17          (108)           17.33
Forfeited                                  -              -             (125)             16.81          (279)           23.08
                                     --------
                                                                     =========                        ========
Outstanding at end of year             1,616      $      16.28         2,332       $      20.75         2,686     $      16.39
                                     ========     ===============    =========     ===============    ========    ===============

Weighted average fair value of
 options granted during the year:
  Exercise price = Grant date
    fair value                       $     -                         $     -                          $    -
  Exercise price > Grant date
    fair value                       $   10.74                       $  32.14                         $  11.64
  Exercise price > Grant date
    fair value                       $    9.84                       $     -                          $  17.50

     The  following  table  summarizes   information   regarding  the  Company's
performance-based stock options outstanding as February 6, 1999:


                                              Outstanding Options                                 Options Exercisable
                          ----------------------------------------------------------    --------------------------------------
                                               Weighted Average
                                                   Remaining        Weighted Average                          Weighted Average
       Range of                Number          Contractual Life      Exercise Price           Number           Exercise Price
    Exercise Price           Outstanding                               Per Share           Exercisable           Per Share
---------------------     ----------------     ----------------    -----------------    -----------------    -----------------
                           (in thousands)         ( in years)                             (in thousands)

         $    11.06               195                  9.65          $    11.06                 -                   $  0.00
              15.50               869                  7.54               15.50                 393                   15.50
              16.88                44                  7.92               16.88                  20                   16.88
              17.50             1,573                  8.55               17.50                 371                   17.50
              22.32                 2                  8.23               22.32                   2                   22.32
              26.78                 1                  8.38               26.78                   1                   26.78
              32.14                 2                  8.77               32.14                   2                   32.14
                          ================                                              =================
    $11.06 - $32.14             2,686                  8.29          $    16.39                 789                 $ 16.54
                          ================                                              =================

     The Company has awarded 1.0 million options pursuant to a new 1998 Management and Director Stock Option Plan (the "1998 Plan"), under which 2.5 million options have been reserved. The terms of the 1998 Plan are essentially the same as the 1996 Stock Option Plan. There are a total of 2.5 million options reserved for issuance. The remaining 1.5 million options can only be granted if the Company's future share price exceeds certain minimum targets. These 1.0 million options were granted with an exercise price of $34.625 per share, which equaled the fair market value on the date of grant. If at the date of shareholder approval the market value of the Company's stock is greater than $34.625, the Company will be required to record a charge against earnings for the amount of the difference.

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

     Participants are permitted to purchase shares of the Company's common stock at a price equal to 80% of the average market price of the common stock during certain specified periods. The Company recognizes compensation expense in the periods in which shares are purchased under the Stock Purchase Plan in the amount by which the fair market value per share of the Company's common stock at the time of such purchase exceeds the exercise price per share under the plan. The maximum number of shares which participants are permitted to purchase under the Plan is 2.5 times their annual compensation or director fees. Non-officer participants may participate to 1.25 times their annual compensation. The Company may extend loans to participants for up to 50% of the amount necessary to purchase the shares under the Plan and the applicable withholding tax, provided that no participant shall borrow more than an amount equal to 1.25 times such participant's annual base salary. Any such loans bear interest at 6% per annum and are secured by the common stock purchased by the participant. The Company will forgive the loan in the event the market price of the Company's common stock appreciates by at least 25% or more over the base market price of the common stock in each of the four years commencing from the date of grant of such loan. The Company will record compensation expense for the amount of loans forgiven in each fiscal year in which stock appreciation hurdles are attained. To the extent that such loans are not forgiven, they are required to be repaid at the earlier of termination of employment or expiration of the four year period.

     Under the Stock Purchase Plan, a total of 1.0 million shares have been reserved for issuance. As of February 6, 1999, 839,987 shares were purchased under the Stock Purchase Plan for approximately $12.8 million, 80% of the average market price of the common stock. At January 31, 1998 and February 6, 1999, outstanding Company loans made in connection with the plan were $3.76 million and $4.0 million, respectively. The Company recorded $4.1 million and $0.3 million in compensation expense for the years ended January 31, 1998 and February 6, 1999, respectively, in connection with the discount from the market price of the common stock and with the forgiveness of loans.

     During 1998 the Company approved the resetting of the strike prices on all options issued from the 1992, 1993, 1995, 1996 and 1998 option plans for current active employees. The new strike was set at $17.50 for all shares that had strike prices in excess of $17.50. Options under the 1996 and 1998 Stock Option Plans that vested based on stock price appreciation hurdles had the remaining vesting schedule restarted with the revised stock price hurdles.


NOTE  18.  EARNINGS PER SHARE

    The earnings per share calculations for all periods are as follows:

                                                                                            Year Ended
                                                                      ------------------------------------------------------
                                                                      February 1, 1997   January 31, 1998    February 6, 1999
                                                                      ---------------    ----------------    ---------------
                                                                         (52 weeks)         (52 weeks)          (53 weeks)
                                                                               (in thousands, except per share data)

   Net earnings available for common shares                            $     3,935          $ 103,365        $  90,977
                                                                      ===============    ================    ===============

   Basic weighted average common shares outstanding                         84,907             81,140              75,302

   Basic earnings per share                                           $       0.05       $       1.27        $      1.21
                                                                      ===============    ================    ===============

   Net earnings available for common shares                            $     3,935          $ 103,365           $  90,977

   Basic weighted average common shares outstanding                         84,907             81,140              75,302

   Shares issuable from assumed conversion of  dilutive stock
      options                                                                1,387              2,087               1,495
                                                                      ---------------
                                                                                         ================    ===============
   Diluted weighted average common shares                                   86,294             83,227              76,797
                                                                      ===============    ================    ===============

   Diluted earnings per share                                         $       0.05       $       1.24        $      1.18
                                                                      ===============    ================    ===============

     There were no options or other equity instruments outstanding during the years ended February 1, 1997, January 31, 1998 and February 6, 1999, that were excluded from the diluted earnings per share calculations.

NOTE 19.  SUBSEQUENT EVENT

     As part of the Company's strategy to re-focus on its core business, on April 22, 1999, the Company executed a definitive agreement to sell its Nature's fresh Northwest gourmet grocery store chain to Wild Oats Markets, Inc. The Company expects to complete this transaction during the second quarter of 1999, and will reflect such transaction in the Company's second quarter results.

NOTE  20.  QUARTERLY FINANCIAL DATA

    Unaudited quarterly financial information is as follows:

                                                               Quarter Ended                                   Year Ended
                              -------------------------------------------------------------------------
                               April 25, 1998     July 18, 1998      October 10, 1998   February 6, 1999    February 6, 1999
         1998 (a)
                              ---------------    ---------------     ---------------    ---------------    ------------------
                                                           (in thousands, except per share data)

Net revenue                      $ 327,617          $  327,949          $  304,652         $ 457,528           $  1,417,746
Gross profit                       131,765             126,404             113,720           149,318                521,207
Net earnings                        30,238              27,983              17,955            14,801                 90,977

Basic earnings per share
                                $     0.37          $     0.34          $     0.25         $    0.22           $       1.21
Diluted earnings per share
                                $     0.36          $     0.34          $     0.25         $    0.22           $       1.18



                                                               Quarter Ended                                   Year Ended
                              -------------------------------------------------------------------------
                               April 26, 1997     July 19, 1997      October 11, 1997   January 31, 1998    January 31, 1998
         1997 (a)
                              ---------------    ---------------     ---------------    ---------------    ------------------
                                                           (in thousands, except per share data)

Net revenue                      $ 273,059          $  265,604          $  277,970         $ 376,852           $  1,193,485
Gross profit                       106,679             104,109             107,345           149,336                467,469
Net earnings                        23,859              23,054              23,932            32,520                103,365

Basic earnings per share
                                 $    0.29          $     0.29          $     0.29         $    0.40           $       1.27
Diluted earnings per share
                                 $    0.29          $     0.28          $     0.29         $    0.39           $       1.24

     (a) Each of the Company's first 3 quarters consists of 12 week operating results. The fourth quarter consists of 16 weeks in 1997 and 17 weeks in 1998.

     (b) Quarterly figures may not total year-end numbers due to rounding.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item concerning directors is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy statement for its Annual Meeting of Stockholders to be held June 24, 1999 and by reference to Part I of this Annual Report on Form 10-K.

     There is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 24, 1999, the information with the respect to compliance with Section 16(a) of the Securities and Exchange Act of 1934.

     Information concerning the executive officers of the Company, who are elected by the board of directors and serve at their discretion, is as follows:

    Name                                  Age        Title

Jerry D. Horn                             61         Chairman of the Board and Director
William E. Watts                          46         Chief Executive Officer, and Director
Edwin J. Kozlowski                        50         Executive Vice President of Administration and  Chief Financial Officer
Gregory T. Horn                           33         Chief Operating Officer and Executive Vice President of Business Development
Michael K. Meyers                         39         Executive Vice President and General Manager of General Nutrition Corporation
John A. DiCecco                           46         Senior Vice President  - Logistics-/Manufacturing/Wholesale of
                                                     GNI
James M. Sander                           42         Vice President - Law, Chief Legal Officer and Secretary
David R. Heilman                          46         Vice President - Strategic Planning & Corp. Development
Curtis J. Larrimer                        43         Vice President - Controller
Eileen D. Scott                           46         Vice President - Human Resources
Joseph Fortunato                          46         Senior Vice President - Store Development
J. Kenneth Fox                            48         Vice President - Treasurer
Thomas R. Shepherd                        69         Director
W.  Harrison Wellford                     59         Director
Ronald L. Rossetti                        55         Director
David Lucas                               51         Director
Edward G. Beimfohr                        66         Director

     Mr. Jerry Horn has served as Chairman of the Board of GNCI and GNC since October 1991 and as Chairman of the Board of GNI since November 1985. Mr. Horn served as Chief Executive Officer of GNI from May 1985 to December 1990 and also served as President of GNI from May 1985 to September 1988. Mr. Horn is also a director of CT Farm & Country, Inc., Pam Am Int. Flight Academy Inc., Universal Hospital Services Inc. and Chevys Inc. From April 1983, Mr. Horn was President and from April 1994 to May 1995, he was Chief Executive Officer of Thousand Trails, Inc. From September 1979 to April 1983, he was President and Chief Executive Officer of Recreational Equipment, Inc.

     Mr. Watts has served as a director of GNCI since October 1991 and as a director of GNI since January 1986. Mr. Watts has served as President and Chief Executive Officer of GNCI since October 1991, as President of GNI since September 1988 and as Chief Executive Officer of GNI since December 1990. He served as Senior Vice President of GNI from January 1988 to September 1988 and previously he served as Senior Vice President-Retailing of GNI between August 1985 and January 1988. Mr. Watts was Vice President-Retail Operations of GNC from February 1984 to August 1985 and prior thereto served as Director of Retail Operations. Mr. Watts is also a director of C T Farm + Country, Inc.

     Mr. Kozlowski became Executive Vice President of Administration in September 1998 and served as Executive Vice President of GNCI and GNI in February 1996 and he served as Chief Financial Officer and Treasurer since October 1991. He became Chief Financial Officer of both Companies in February 1990 and has served as Senior Vice President of both Companies since August 1991 and served as Controller of GNI from February 1987 until February 1993 and as Treasurer of GNI since October 1989 and as Vice President since June 1989. He served as Assistant Controller from April 1985 to February 1987. Prior to April 1985, Mr. Kozlowski was Director of Accounting, Budgets and Taxes of GNI.

     Mr. Gregory Horn became Chief Operating Officer and Executive Vice President of Business Development in September 1998 and had previously served as Chief Marketing Officer since January 1997 and as Senior Vice President-Retail Sales and Marketing of GNC since February 1996. He served as Vice President-Retail Sales of GNC from February 1995 to February 1996 and was previously Divisional Vice President of GNC from April 1994 to February 1995. Mr. Horn joined GNC in June 1991 and served in various positions with GNC. Mr. Horn is also a director of Jillian's Entertainment, Sweetwater Flatbread Co., Inc., Beyond Massage, Inc. and Sewickley Development, Inc.

     Mr. Meyers became Executive Vice President and General Manager in September 1998. Mr. Meyers began his employment with GNI in 1981 as a store manager in Florida and has held various positions of increasing responsibility within the Company, including regional manager, divisional merchandising head and divisional vice president.

     Mr. DiCecco        became       Senior       Vice        President       of
Logistics/Manufacturing/Wholesale of GNI in October 1990. He served as Vice President of Distribution and Procurement of GNC from February 1988 to September 1990, and as Director of Distribution of GNI from July 1985 to January 1988 and as Manager of Distribution from July 1981 to June 1985. Mr. DiCecco joined GNI in October 1978 as an Industrial Engineer.

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

     Mr. Larrimer became Vice President-Controller of the Company in February 1995. Mr. Larrimer began his employment with GNI in the Budgets and Tax Department in 1980 and has held various positions of increasing responsibility within the Company including Controller of the Manufacturing/Wholesale and Retail divisions and Assistant Corporate Controller.

     Mrs. Scott became Vice President of Human Resources in May 1996. Mrs. Scott began her employment in August 1988 and has held various positions of increasing responsibility within the Company, including Assistant Director and Director of Human Resources.

     Mr. Fortunato became Senior Vice President-Store Development in September 1998 and previously served as Vice President-Financial Operations from November 1997 to August 1998. Mr. Fortunato began his employment with GNI in October 1990 and has held various positions of increasing responsibility within the Company, including Director of Financial Operations and Manager of the Credit Department. Prior to 1990, Mr. Fortunato served as the Controller for Motor Coils Manufacturing Company.

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

     Mr. Shepherd has served as a director of the Company since October 1991 and as a director of GNI since October 1989. He is chairman of The Shepherd Group and has been engaged as a consultant to Thomas H. Lee Company since 1986 and is currently a Managing Director. He is also a Director of Duro-Test Corporation, Health o meter Products, Inc., Anchor Advanced Products, Inc., Sneaker Stadium, Inc., Computer Assisted Marketing, Inc., and PNC New England. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II. Previously Mr. Shepherd was Chairman of Amerace Corporation from 1986 to 1988. He was Executive Vice President of GTE (Sylvania) Lighting Products Group from 1983 to 1986, President of North American Phillips Commercial Electronics Corporation from 1981 to 1983 and Senior Vice President and General Manager of GTE (Sylvania) Entertainment Products Group from 1979 to 1981.

     Mr. Wellford  has  served  as a  director  of the  Company  and  GNI  since
January 1994. Since November 1991, Mr. Wellford has been a partner in the Washington, D.C. office of the law firm of Latham & Watkins where he is the firm's International Chairman. He is a Director of Sithe Energies, (one of the world's leading independent power companies), and is a Founder of the National Independent Energy Producers. He is director and treasurer of the Friends of Art in Embassies. Mr. Wellford was a partner at the law firm of Olwine, Chase, O'Donnell & Weyher, and a director of APBI Interactive Systems from 1989 through 1991; and prior to that time period, he was a partner at the law firm of Wellford, Wegman and Hoff from 1981 through 1988. In addition, Mr. Wellford was Executive Director of the President's Reorganization Project and Executive
Associate Director of the Office of Management and Budget in the Executive Director of the from 1977 to 1981. Mr. Wellford also served as a White House transition advisor to Presidents-elect Carter (1992) and Clinton (1992) and Executive Branch transition director in the Carter - Reagan Presidential transition (1980-1981).

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

     Mr. Beimfohr has served as a director of the Company and GNI since January 1999. He is a Senior Partner with Lane & Mittendorf Attorneys, New York, NY. Mr. Beimfohr received an A.B. from Washington University in 1953.

ITEM  11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 24, 1999.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Sections entitled "Ownership of Stock by Directors, Nominees for Directors,
Executive Officers and Certain Beneficial Owners" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 24, 1999.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 24, 1999.

                                                                  PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

    Independent Auditors' Report
    Consolidated Balance Sheets for the years ended January 31, 1998 and
      February 6, 1999
    Consolidated  Statements of Earnings and Comprehensive  Income for years ended February 1, 1997, January 31, 1998 and February 6, 1999 Consolidated Statements of Shareholders' Equity for years ended February 1,
        1997, January 31, 1998 and February 6, 1999
    Consolidated Statements of Cash Flows for years ended February 1, 1997,
        January 31, 1998 and February 6, 1999
    Notes to Consolidated Financial Statements
    Supplementary Financial Data:
    Selected Quarterly Financial Data (unaudited) for the fiscal years ended
        January 31, 1998 and February 6, 1999
    Schedule II - Valuation and Qualifying Accounts

     All Other Schedules are omitted because they are not applicable or the required information is included herein.

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

  10.1 Amended and Restated Employment Agreement between General Nutrition, Incorporated and Jerry D. Horn.

  10.2 Amended and Restated Employment Agreement between General Nutrition, Incorporated and William E. Watts.


Exhibit
Number

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

10.8     General  Nutrition   Companies,   Inc.  (f/k/a  Lee-GN  Holding  Corp.)
         Amended and Restated 1992 Stock Option Plan.(Incorporated herein by reference to Exhibit 10.17 to the Annual Report and Form 10-K of General Nutrition Companies, Inc. for the fiscal year ended February 5, 1994.)

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

10.15 Amendment Number 1 to the Amended and Restated Employment Agreement between General Nutrition, Incorporated and Jerry D. Horn.

10.16 Amendment Number 1 to the Amended and Restated Employment Agreement between General Nutrition, Incorporated and William E. Watts.

*10.17 Form of General Nutrition Companies, Inc. 1998 Management and Director Stock Option Plan.


Exhibit
Number

*10.18 U.S. $100,000,000 1998 Term Credit Agreement dated as of August 10, 1998 among General Nutrition, Incorporated and General Nutrition Corporation, as Borrowers, and General Nutrition Companies, Inc. and the Lenders named therein, as Lenders, and Banque Nationale de Paris, as Administrative Agent and as Documentation Agent and PNC Bank, National Association and ABN Amro Bank N.V. as Syndication Agents.

*10.19 Amendment No. 1 to the $100,000,000 1998 Term Credit Agreement dated as of December 16, 1998.

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

                                           GENERAL NUTRITION COMPANIES, INC.
                                           (Registrant)



May 7, 1999

                                           By: /s/ William E. Watts
                                           William E. Watts
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                                 Title                                          Date

/s/  JERRY D. HORN                            Chairman of the Board                                          May 7, 1999
--------------------------------------
Jerry D. Horn

/s/ WILLIAM E. WATTS                          Director, President and Chief Executive Officer                May 7, 1999
--------------------------------------
William E. Watts

/s/ DAVID LUCAS                               Director                                                       May 7, 1999
--------------------------------------
David Lucas

/s/ RONALD L. ROSSETTI                        Director                                                       May 7, 1999
--------------------------------------
Ronald L. Rossetti

/s/ THOMAS R. SHEPHERD                        Director                                                       May 7, 1999
--------------------------------------
Thomas R. Shepherd

/s/ W. HARRISON WELLFORD                      Director                                                       May 7, 1999
--------------------------------------
W. Harrison Wellford

/s/ EDWARD G. BEINFOHR                        Director                                                       May 7, 1999
--------------------------------------
Edward G. Beinfohr

/s/ EDWIN J. KOZLOWSKI                        Executive Vice President, Chief Financial                      May 7, 1999
--------------------------------------
Edwin J. Kozlowski                            Officer, and Principal Accounting Officer

                                 GENERAL NUTRITION COMPANIES, INC.
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
    FOR THE YEARS ENDED FEBRUARY 6, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

                                                                 Additions
                                                    -----------------------------------
                                 Balance at the     Charged to Costs                                           Balance at the
                                Beginning of the      and Expenses         Charged to                         End of the Period
       Classification                Period                              Other Accounts       Deductions
---------------------------    -----------------    ----------------    ---------------     --------------    ----------------

Allowance for Doubtful Accounts:

Year Ended February 6,
   1999                         $    (1,816)          $     (173)          $       -          $       25        $   (1,964)
Year Ended January 31,
   1998                              (1,883)                (219)                  -                 286            (1,816)
Year Ended February 1,
   1997                              (2,521)                (280)                  -                 918            (1,883)

Inventory Shrink Reserve:

Year Ended February 6,
   1999                              (4,112)             (11,970)                  -              11,676            (4,406)
Year Ended January 31,
   1998                              (7,875)             (10,023)                  -              13,786            (4,112)
Year Ended February 1,
   1997                              (3,551)              (9,765)                  -               5,441            (7,875)

Inventory Obsolete Inventory
   Reserve:

Year Ended February 6,
   1999                              (2,555)                   -                   -                  46            (2,509)
Year Ended January 31,
   1998                              (3,059)                   -                   -                 504            (2,555)
Year Ended February 1,
   1997                              (1,791)              (1,268)                  -                   -            (3,059)


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of General Nutrition Companies, Inc.:

     We have audited the consilidated financial statements of General Nutrition Companies, Inc. as of February 6, 1999 and January 31, 1998 and for each of the years ended February 6, 1999, January 31, 1998 and February 1, 1997, and have issued our report thereon dated March 3, 1999 (April 22, 1999 as to Note 19); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of General Nutrition Companies, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidation financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP




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

                                       GENERAL NUTRITION COMPANIES, INC.
                                       (Registrant)


May 7, 1999

                                       By: /s/ William E. Watts
                                       William E. Watts
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                                 Title                                          Date

/s/  JERRY D. HORN                            Chairman of the Board                                          May 7, 1999
--------------------------------------
Jerry D. Horn

/s/ WILLIAM E. WATTS                          Director, President and Chief Executive Officer                May 7, 1999
--------------------------------------
William E. Watts

/s/ DAVID LUCAS                               Director                                                       May 7, 1999
--------------------------------------
David Lucas

/s/ RONALD L. ROSSETTI                        Director                                                       May 7, 1999
--------------------------------------
Ronald L. Rossetti

/s/ THOMAS R. SHEPHERD                        Director                                                       May 7, 1999
--------------------------------------
Thomas R. Shepherd

/s/ W. HARRISON WELLFORD                      Director                                                       May 7, 1999
--------------------------------------
W. Harrison Wellford

/s/ EDWARD G. BEINFOHR                        Director                                                       May 7, 1999
--------------------------------------
Edward G. Beinfohr

/s/ EDWIN J. KOZLOWSKI                        Executive Vice President, Chief Financial                      May 7, 1999
--------------------------------------
Edwin J. Kozlowski                            Officer, and Principal Accounting Officer



                        GENERAL NUTRITION COMPANIES, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED FEBRUARY 6, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997

                                                                 Additions
                                                    -----------------------------------
                                 Balance at the     Charged to Costs                                           Balance at the
                                Beginning of the      and Expenses         Charged to                         End of the Period
       Classification                Period                              Other Accounts       Deductions
---------------------------    -----------------    ----------------    ---------------     --------------    ----------------

Allowance for Doubtful Accounts:

Year Ended February 6,
   1999                         $    (1,816)                (173)                  -                  25        $   (1,964)
Year Ended January 31,
   1998                              (1,883)                (219)                  -                 286            (1,816)
Year Ended February1,
   1997                              (2,521)                (280)                  -                 918            (1,883)

Inventory Shrink Reserve:

Year Ended February 6,
   1999                              (4,112)             (11,970)                  -              11,676            (4,406)
Year Ended January 31,
   1998                              (7,875)             (10,023)                  -              13,786            (4,112)
Year Ended February1,
   1997                              (3,551)              (9,765)                  -               5,441            (7,875)

Inventory Obsolete
   Reserve:

Year Ended February 6,
   1999                              (2,555)                   -                   -                  46            (2,509)
Year Ended January 31,
   1998                              (3,059)                   -                   -                 504            (2,555)
Year Ended February1,
   1997                              (1,791)              (1,268)                  -                   -            (3,059)
