Form 10-Q
period 1999-05-01
GENERAL NUTRITION COMPANIES INC
filed 1999-06-10
CIK 880120

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    FORM 10-Q

(Mark One)

[  X  ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

                     For the twelve weeks ended May 1, 1999.

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

         300 Sixth Avenue
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


     As of June 4, 1999, the number of shares outstanding of the registrant's common stock was 67,885,001.

                               TABLE OF CONTENTS

                                                                        Page
                                                                     ----------

Part I   Financial Information

   Item 1   Financial Statements

            Condensed Consolidated Balance Sheets                           2

            Condensed Consolidated Statement of Earnings and
              Comprehensive Income                                          3

            Condensed Consolidated Statement of Cash Flows                  4

            Notes to Condensed Consolidated Financial Statements        5 - 8

   Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9 - 13

   Item 3   Quantitative and Qualitative Disclosure About Market Risk      13

Part II   Other Information

   Item 1   Legal Proceedings                                              14

   Item 6   Exhibits and Reports on Form 8-K                               14

Signatures                                                                 15

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                              May 1,               February 6,
                                                                               1999                    1999
                                                                        --------------------    -------------------
                                                                            (unaudited)

ASSETS
Current Assets:
   Receivables, net                                                      $         97,204        $         98,926
   Inventories                                                                    299,413                 294,325
   Deferred taxes                                                                  14,776                  17,617
   Prepaid income taxes                                                                 -                   4,071
   Other current assets                                                            18,157                  14,625
                                                                        --------------------    -------------------
Total current assets                                                              429,550                 429,564

Note due from related parties                                                      18,118                  28,526
Property, plant, and equipment, net                                               282,023                 275,473
Other assets                                                                       45,058                  52,549
Deferred financing fees, net of accumulated
   amortization of $4,196 and $3,889                                                2,725                   3,032
Goodwill, net of accumulated amortization of
   $77,400 and $74,425                                                            339,478                 338,842
                                                                        ====================    ===================
                                                                           $    1,116,952         $     1,127,986
                                                                        ====================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                       $       142,382        $        121,386
   Accrued salaries, wages, vacations and related taxes                            27,955                  23,009
   Accrued income taxes                                                             5,511                       -
   Other current liabilities                                                       55,831                  73,404
   Long-term debt, current portion                                                    518                     623
                                                                        --------------------    -------------------
Total current liabilities                                                         232,197                 218,422

Long-term debt                                                                    757,280                 796,877
Deferred taxes                                                                      4,886                   7,771
Commitments and contingencies

Shareholders' Equity:
Common stock, $.01 par value:                                                         679                     677
   Authorized 200,000,000 shares, issued and
   outstanding, 67,857,847 shares at May 1, 1999
   and 67,753,329 shares at February 6, 1999
Additional paid-in capital                                                          1,452                       -
Stock options outstanding                                                           7,025                   7,040
Subscriptions receivable                                                           (4,204)                 (3,804)
Accumulated other comprehensive loss                                                 (484)                   (346)
Accumulated earnings                                                              118,121                 101,349
                                                                        --------------------    -------------------
                                                                                  122,589                 104,916
                                                                        --------------------    -------------------
                                                                           $    1,116,952         $     1,127,986
                                                                        ====================    ===================

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
     Condensed Consolidated Statements of Earnings and Comprehensive Income
                      (in thousands, except per share data)
                                   (unaudited)



                                                                           12 Weeks Ended
                                                                 -----------------------------------
                                                                      May 1,        April 25, 1998
                                                                       1999
                                                                 -----------------  ----------------

    Net revenue                                                     $  336,357         $  327,617
    Cost of sales, including costs of warehousing,
       distribution and occupancy                                      222,088            195,852
    Selling, general and administrative                                 75,844             77,572
                                                                 -----------------  ----------------
    Operating earnings                                                  38,425             54,193
    Interest expense, net                                               11,802              5,259
                                                                 -----------------  ----------------
     Earnings before income taxes                                       26,623             48,934
    Income taxes                                                         9,851             18,696
                                                                 -----------------  ----------------
    Net earnings                                                        16,772             30,238

    Other comprehensive loss:
       Foreign currency translation adjustment, net                       (138)               (51)
                                                                 -----------------  ----------------

    Comprehensive income                                           $    16,634        $    30,187
                                                                 =================  ================

    Basic earnings per share                                     $        0.25      $        0.37
                                                                 =================  ================

    Basic weighted average common shares                                67,842             82,424
                                                                 =================  ================

    Diluted earnings per share                                   $        0.25      $        0.36
                                                                 =================  ================

    Diluted weighted average common shares                              68,256             84,700
                                                                 =================  ================

Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                              12 Weeks Ended
                                                                                    -----------------------------------
                                                                                        May 1,           April 25,
                                                                                         1999               1998
                                                                                    ----------------  -----------------

    Cash flows from operating activities:
    Net earnings                                                                       $   16,772         $   30,238
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                     15,124             12,189
         Amortization of deferred financing fees                                              307                271
         Loss on disposal of fixed assets                                                     111                  -
         Increase in deferred taxes                                                           (44)                 -
         Other                                                                                 (1)                 1
         Change in operating assets and liabilities, net of acquisitions:
           Decrease (increase) in receivables                                               2,611             (9,020)
           Increase in inventories                                                         (4,461)           (30,331)
           Decrease (increase) in other assets                                                121             (1,302)
           Increase in accrued taxes                                                        5,511             14,500
           (Decrease) increase in accounts payable and accrued liabilities
                                                                                          (15,002)             6,897
           Decrease in other working capital items                                          3,550              3,420
                                                                                    ----------------  -----------------
             Total adjustments                                                              7,827             (3,375)
                                                                                    ----------------  -----------------
     Net cash provided by operating activities                                             24,599             26,863
                                                                                    ----------------  -----------------

    Cash flows from investing activities:
       Capital expenditures                                                               (17,988)           (27,115)
       (Increase) decrease in franchisee notes receivable                                  (2,006)               580
       Payments for franchise store acquisitions                                           (4,943)           (28,766)
       Net repayments (advances) on related party loan and investment in
         related party                                                                     18,778             (1,140)
                                                                                    ----------------  -----------------
    Net cash used in investing activities                                                  (6,159)           (56,441)
                                                                                    ----------------  -----------------

    Cash flows from financing activities:
       Net (repayments) borrowings on revolving credit facility                           (39,500)            20,800
       Increase (decrease) in book balance bank overdraft                                  20,360             (3,864)
       Decrease in capital lease obligations                                                 (202)              (331)
       Net proceeds from issuance of common stock                                           1,039              8,807
       Net proceeds from sale of put options                                                    -              4,218
       Decrease (increase) in deferred financing fees                                           1                 (1)
                                                                                    ----------------  -----------------
     Net cash (used in) provided by financing activities                                  (18,302)            29,629
    Effect of exchange rate changes on cash                                                  (138)               (51)
                                                                                    ----------------  -----------------
    Net change in cash                                                                          -                  -
    Beginning balance, cash                                                                     -                  -
                                                                                    ================  =================
    Ending balance, cash                                                               $        -        $         -
                                                                                    ================  =================

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                                      $   14,018        $     3,940
         Income taxes                                                                  $      248        $     3,959





Notes to Consolidated Financial Statements are an integral part of these statements.

               GENERAL NUTRITION COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. Basis of Reporting. In the opinion of General Nutrition Companies, Inc. (the "Company"), the information furnished includes all adjustments necessary for fair presentation of the consolidated financial position of the Company as of May 1, 1999 and February 6, 1999 and the results of operations for the twelve weeks ended May 1, 1999 and April 25, 1998. All such adjustments are of a normal and recurring nature.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been either condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K for the fiscal year ended on February 6, 1999 filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of intercompany balances and transactions. The results of operations and cash flows for the twelve weeks ended May 1, 1999 and April 25, 1998 are not necessarily indicative of the operating results for the full year.

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

2. New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently in the process of evaluating what impact, if any, the adoption of the statement will have on its financial position or results of operations when adopted.

3. Cash. The Company utilizes a cash management system under which typically a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are borrowed on an as needed basis to pay for clearing checks. At May 1, 1999 and February 6, 1999, cash overdrafts of $22.4 million and $2.1 million, respectively, were included in accounts payable. At May 1, 1999, the Company had $22.7 million available on its revolving credit facility after excluding $2.7 million restricted for letters of credit.

4. Reclassifications. Certain amounts reported in previously issued financial statements have been reclassified to conform to the 1999 presentation.

5. Other Comprehensive Loss. Other comprehensive loss is shown net of income taxes. The income tax benefit related to items of other comprehensive loss were $0.08 million and $0.05 million for the twelve weeks ended May 1, 1999 and April 25, 1998, respectively.

6. Earnings Per Share. Basic earnings per common share are computed based on the weighted average common shares outstanding. Diluted earnings per common share are computed based on the weighted average common shares outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The following table sets forth the computation of basic and diluted earnings per share:

                                                                                12 Weeks Ended

                                                                   ------------------------------------------

                                                                         May 1,               April 25,
                                                                          1999                  1998
                                                                   --------------------  --------------------
                                                                     (in thousands, except per share data)

          Net earnings available for common shares                   $       16,772         $      30,238
                                                                   ====================  ====================

          Basic weighted average common shares                               67,842                82,424
                                                                   ====================  ====================

          Basic earnings per share                                   $         0.25         $        0.37
                                                                   ====================  ====================


          Basic weighted average common shares                               67,842                82,424

           Shares issuable from assumed conversion of dilutive
             stock options and exercise of put options                          414                 2,276
                                                                   ====================  ====================
          Diluted weighted average common shares                             68,256                84,700
                                                                   ====================  ====================

          Diluted earnings per share                                 $         0.25         $        0.36
                                                                   ====================  ====================

7. Legal Proceedings. The Company and/or one of its subsidiaries (the "GNC Companies") are currently named as defendants in approximately 7 lawsuits in state and federal courts alleging damages arising from the ingestion of products containing manufactured L-Tryptophan that were processed and distributed by the GNC Companies and other non-related companies prior to 1990. These lawsuits are all that remain of over 400 such actions against the GNC Companies and the Company believes that like all that were resolved previously, the remaining cases will be resolved at no cost to the Company. The cases are being vigorously defended pursuant to a joint defense agreement (the "Agreement") among Showa Denko America ("SDA") and numerous parties in the nutritional supplement industry who manufactured, processed, sold, distributed or bottled L-Tryptophan. SDA's parent, SHOWA Denko ("SDK"), was the manufacturer of the L-Tryptophan that plaintiffs allege caused their injuries. Pursuant to the Agreement, SDA has agreed to pay all legal fees incurred by the GNC Companies in the defense of these claims and to indemnify the GNC Companies against liability.

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

8.   Inventories.  Inventories consist of the following:

                                                                       May 1,           February 6,
                                                                        1999                1999
                                                                  -----------------   -----------------
                                                                             (in thousands)

          Product ready for sale                                      $   253,302        $   245,403
          Unpackaged bulk products and raw materials                       42,887             45,485
          Packaging supplies                                                3,224              3,437
                                                                  =================   =================
                                                                      $   299,413        $   294,325
                                                                  =================   =================

9. Supplemental Cash Flow Information. The Company extended net loans to executives of $0.2 million during the twelve weeks ended May 1, 1999 related to the 1996 Management Stock Purchase Plan.

10. Business Segment Information. Effective February 6, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segment net revenues and operating earnings for the twelve week periods ended May 1, 1999 and April 25, 1998, consist of the following:

                                               Manufacturing/Wholesale                 Corporate/        Consolidated
                                Retail                               Franchising         Other              Totals
                            ---------------    -----------------    --------------    -------------     ----------------
                                                                  (in thousands)

May 1, 1999
   Net revenue                 $ 245,637.1         $  27,618.4        $  63,101.8       $      -            $ 336,357.3
   Operating earnings             23,218.6             9,254.9           15,483.7         (9,532.2)            38,425.0

April 25, 1998
   Net revenue                 $ 240,443.3         $  30,261.7        $  56,912.0       $      -            $ 327,617.0
   Operating earnings             35,149.8            14,280.3           13,038.8         (8,276.3)            54,192.6

(a) For all periods presented, segment amounts, when aggregated, agree to the Company's consolidated totals. Intersegment sales for Manufacturing/Wholesale are eliminated in consolidation of net revenues.

(b) Intersegment sales from Manufacturing/Wholesale totaled $44.4 million and $58.4 million for the twelve weeks ended May 1, 1999 and April 25, 1998, respectively. These sales are eliminated in consolidation of Net Revenues.

11. Sale of Nature's fresh Northwest. As part of the Company's strategy to re-focus on its core business, on April 22, 1999, the Company executed a definitive agreement to sell its Nature's fresh Northwest gourmet grocery store chain to Wild Oats Markets, Inc. The Company expects to complete this transaction during the second quarter of 1999, and will reflect such transaction in the Company's second quarter results.

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

RESULTS OF OPERATIONS

Revenue

Consolidated revenue for the twelve week period ended May 1, 1999 was $336.4 million representing an increase of 2.7% from the same period in 1998. The increase results primarily from an increased number of company-owned and Franchise stores operating during the first quarter of 1999 versus 1998. At May 1, 1999 and April 25, 1998, there were 2,726 and 2,336 company-owned and 1,477 and 1,220 franchise stores in operation, respectively. Below is a comparison of revenue for each of the Company's businesses for the twelve weeks ended:

                                                                 Consolidated Revenue
                                            ---------------------------------------------------------------
                                                                    12 Weeks Ended
                                            ---------------------------------------------------------------
                                               May 1,        % of Total      April 25,       % of Total
                                                1999           Revenue          1998           Revenue
                                            -------------   --------------  -------------  ----------------
                                            (in millions)                   (in millions)
         Retail                               $   245.7             73.0%    $   240.4               73.4%
         Franchising                               63.1             18.8%         56.9               17.4%
         Manufacturing/Wholesale                   27.6              8.2%         30.3                9.2%
                                            =============   ==============  =============  ================
         Total                                $   336.4            100.0%     $  327.6              100.0%
                                            =============   ==============  =============  ================

     Retail Revenue. Domestically, the Company's products are sold through retail stores operating primarily under the General Nutrition Centers(R) and GNC Live Wel(TM) store names ("GNC stores"). Internationally, products are sold through retail outlets operating under the names of Health and Diet Centres(R) and General Nutrition Centres(R) in the United Kingdom and Canada. Presented below is a summary of retail revenue and corresponding store information:

                                               Retail Revenue for the                           Company-owned
                                                   12 Weeks Ended                           Store Locations as of
                              ---------------------------------------------------------  -----------------------------
                                              % of Retail                  % of Retail
                                 May 1,                      April 25,                      May 1,        April 25,
                                  1999          Revenue         1998         Revenue         1999            1998
                              -------------   ------------  ------------- --------------  -------------   ------------
                              (in millions)                 (in millions)

 GNC stores                     $    218.6          89.0%    $    218.5          90.9%         2,552          2,204
 Other domestic stores                16.6           6.7%          15.0           6.2%            28             44
 International stores                 10.5           4.3%           6.9           2.9%           146             88
                              =============   ============  =============  ============  ==============  =============
                                 $   245.7         100.0%     $   240.4         100.0%         2,726          2,336
                              =============   ============  =============  ============  ==============  =============

Revenue at domestic GNC stores was flat for the twelve weeks ended May 1, 1999 when compared to the same period in 1998. For the same time period, comparable store sales decreased 2% due to adjustments made to better align the Company's pricing on certain sports nutrition and commodity vitamin product to address competitive pressures and one less Gold Card Promotion. GNC had a net 56 new or acquired store openings during the first quarter of 1999.

The Company opened 7 new stores in Canadian markets during the twelve week period ended May 1, 1999 for a total of 99. Additionally, the Company operates 44 stores in the United Kingdom.

As part of the Company's strategy to re-focus on its core business, on April 22, 1999, the Company executed a definitive agreement to sell its Nature's fresh Northwest gourmet grocery store chain to Wild Oats Markets, Inc. The Company expects to complete this transaction during the second quarter of 1999, and, as such, will reflect the gain on the sale in the Company's second quarter results.

     Franchising Revenue. Revenue at Franchising is generated primarily through sales of products to franchises at wholesale prices and royalties on franchises' retail sales. Additional revenue is generated through the initial franchise license fee, sales of store fixtures and graphic materials, as well as interest income earned for the financing of the purchase of the store including the initial stock of inventory.

Consolidated revenue from Franchising increased by 10.9% to $63.1 million for the twelve week period ended May 1, 1999 when compared with the same period in 1998. This increase is primarily the result of franchise stores comparable stores sales increases of 2.1% and 18.4% at domestic and international franchise stores, respectively.

The franchise program continued its growth potential as 22 more franchise stores were awarded in the twelve week period ended May 1, 1999. There are now 265 domestic and 468 international stores awarded or part of development agreements that have not yet been opened.

Presented below is the number of operating franchise stores and the number of outstanding development agreements and franchises awarded but not yet open:

                                                      Number of Operating Franchise Locations

                                                  May 1, 1999                        April 25, 1998
                                         -------------------------------     -------------------------------
         Franchise Locations               Domestic      International         Domestic      International
--------------------------------------   -------------   ---------------     -------------   ---------------

At beginning of period                         1,226              196              1,074               151
Added during period                               64               12                 67                 7
Closed/converted during period                    21                -                 79                 -
                                         =============   ===============     =============   ===============
At end of period                               1,269              208              1,062               158
                                         =============   ===============     =============   ===============

Development agreements and    stores
awarded but not yet open                         265              468                436               409

     Manufacturing/Wholesale Revenue. Revenue at Manufacturing/Wholesale was $72.0 million for the twelve weeks ended May 1, 1999. For the same time period, revenue at the Company's South Carolina facility was $64.5 million or 89.6% of total Manufacturing/Wholesale revenue.

                                                    Manufacturing/Wholesale Revenue
                                        --------------------------------------------------------
                                                            12 Weeks Ended
                                        --------------------------------------------------------
                                           May 1,         % of         April 25,       % of
                                            1999          Total          1998          Total
                                        -------------  ------------   ------------  ------------
                                        (in millions)                (in millions)
                   Third party            $   27.6           38.3%      $  30.3           34.2%
                   Intercompany               44.4           61.7%         58.4           65.8%
                                        =============  ============   ============  ============
                   Total                  $   72.0          100.0%      $  88.7          100.0%
                                        =============  ============   ============  ============

For the twelve weeks ended May 1, 1999, third party and intercompany sales decreased by $2.7 million and $14.0 million, respectively. This decrease is due primarily to the Company shifting production capacity from these areas to production of inventory to meet the Company's obligations under the Rite Aid Agreement. Intercompany sales are eliminated from the Company's consolidated revenue.



Analysis of Consolidated Operating Costs and Expenses

                                                           12 Weeks Ended
                                                --------------------------------------
                                                     May 1,             April 25,
                                                      1999                1998
                                                ------------------  ------------------
                                                           (in thousands)


Cost of sales, including costs of
    warehousing, distribution and occupancy       $   222,088           $  195,852
Percent of net revenue                                   66.0%                59.8%

Selling, general and administrative               $     75,844          $   77,572

Percent of net revenue                                    22.5%               23.7%

Operating earnings                                $     38,425          $   54,193

Percent of net revenue                                    11.5%               16.5%

Cost of sales including the cost of warehousing, distribution and occupancy increased as a percentage of net revenue by 6.2% for the twelve weeks ended May 1, 1999 when compared with the same period in 1998. The increase was caused primarily by lower margins due to adjustments made to better align the Company's pricing on certain sports nutrition and commodity vitamin products to address competitive pressures, as well as the Company's inability to leverage its occupancy costs due to the negative comparable store sales.

Selling, general and administrative costs decreased $1.7 million for the twelve weeks ended May 1, 1999 compared with the same period in 1998. The decrease was caused primarily by two factors: the Company's sponsorship of the Winter Olympic Games in February 1998 and the impact of the Company's strategic cost reduction program which was completed during the third quarter of 1998.

Operating earnings decreased by $15.8 million for the twelve weeks ended May 1, 1999 when compared to the same period in 1998. This decrease was driven primarily by lower margins as discussed above.

Non-Operating Expense Analysis

Interest expense for the quarter increased $6.5 million to $11.8 million, when compared to the same period in 1998. The increase in interest expense was the result of $379.0 million of net additional borrowings made since the first quarter of 1998 to repurchase Company stock, fund the Company's franchise store buyback program, and build the new manufacturing/distribution center in Anderson, South Carolina and a higher average interest rate on the credit facility which was 6.54% and 6.18% in the first quarter of 1999 and 1998, respectively.

Review of Financial Condition
Analysis of Liquidity and Capital Resources

During the twelve weeks ended May 1, 1999, the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows is summarized as follows:

                                                      12 Weeks Ended
                                           -------------------------------------
                                                May 1,            April 25,
                                                 1999                1998
                                           -----------------   -----------------
                                                      (in thousands)

Cash provided by (used in):
    Operating activities                     $     24,599        $     26,863
    Investing activities                           (6,159)            (56,441)
    Financing activities                          (18,302)             29,629
    Effect of exchange rate                          (138)                (51)
        changes on cash
                                           =================   =================
Net change in cash                           $          -        $          -
                                           =================   =================

     Operating Activities. Cash provided by operating activities for the twelve weeks ended May 1, 1999 was $24.6 million versus $26.9 million for the same period in 1998, a decrease of $2.3 million. The decrease results primarily from a $13.5 million decrease in net earnings. This decrease was driven by decreased margins due to the Company revising its pricing strategy and only two Gold Card promotions for the twelve weeks ended May 1, 1999 compared to three Gold Card promotions for the twelve weeks ended April 25, 1998.

     Investing Activities. The Company's primary investing activities have been for capital expenditures made in connection with new store construction, the remodeling of existing stores, and expansion requirements at the manufacturing/distribution facilities. Capital expenditures for the twelve weeks ended May 1, 1999 were $18.0 million, which results from spending at Manufacturing/Wholesale related to the construction of a new manufacturing facility/distribution center in Anderson, South Carolina. This amount represented a decrease in capital expenditures for the twelve weeks ended May 1, 1999 of $9.1 million or 33.7% when compared to the same period in 1998 due primarily to the Company's accelerated opening of new stores program in 1998 which was not repeated in 1999. The Company utilized $4.9 million for franchise store acquisitions in the twelve weeks ended May 1, 1999 compared to $28.8 million in the same period in 1998, as a result of an accelerated buyback program of existing franchise store locations in 1998. Additionally, the Company received a $21.3 million payment on a note receivable from a related party and made advances of $2.5 million to an additional related party during the twelve weeks ended May 1, 1999.

     Financing Activities. Cash provided by financing activities decreased $47.9 million for the twelve weeks ended May 1, 1999 versus the same period in 1998. During the first quarter of 1999, the Company repaid a net $39.5 million on its credit facility while during the first quarter of 1998, the Company borrowed a net $20.8 million on its line of credit facility, primarily to fund the increase in capital expenditures and franchise store acquisitions. Additionally, during the first quarter of 1999, the Company's cash overdraft position increased by $24.2 million over the first quarter of 1998 and during the first quarter of 1998, the Company received proceeds of $4.2 million through the sale of put options. At May 1, 1999, the Company had $22.7 million available on its revolving credit facility after excluding $2.7 million restricted for letters of credit.

Year 2000

     Year 2000. Reference is made to the Company's explanation of its potential exposures that could result from the failure of the Company, or of its subsidiaries, customers or suppliers, or of governmental bodies, to prepare for so-called Year 2000 (Y2K) problems as discussed on pages 19 and 20 of its 1998 Form 10-K Annual Report. The Company's management believes the explanation of potential exposures continues to be appropriate.

The Company is continuing its ongoing efforts to identify, remediate and test their systems, and consider contingency plans to deal with certain Y2K issues in the event that remediation efforts by themselves or others prove unsuccessful. The Company has used, and will continue to use, principally internal resources for Y2K modifications. Management currently believes that the total cost associated with required modifications to become Y2K compliant will not have a material adverse impact on its business, results of operations, liquidity or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The analysis of market risks presented on page 21 of the Company's 1998 Annual Report on Form 10-K is not updated here inasmuch as management believes that there has not been any significant changes in such exposures. The Company's primary significant market risk exposure continues to be interest rate risk.

PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There have been no material developments in the matters disclosed or incorporated by reference in Part I Item 3 LEGAL PROCEEDINGS, of the Company's Annual Report on Form 10-K for the fiscal year ended February 6, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (23) Interim review report of the Company's independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended May 1, 1999

          (23.1) Letter in lieu of consent of the Company's independent accountants, Deloitte & Touche LLP, for the fiscal quarter ended May 1, 1999 (27) Financial Data Schedule

          No current reports on Form 8-K were filed during the current fiscal quarter.

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

                                       GENERAL NUTRITION COMPANIES, INC.


                                       By:  /s/   Edwin J. Kozlowski
                                                  Edwin J. Kozlowski

                                       Executive Vice President, Chief Financial
                                       Officer, and Principal Accounting Officer



DATE: June 10, 1999

                                                                     EXHIBIT  23





INDEPENDENT ACCOUNTANTS' REPORT

To The Board of Directors and Shareholders of
General Nutrition Companies, Inc.
Pittsburgh, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of General Nutrition Companies, Inc. and subsidiaries as of May 1, 1999, the related consolidated statements of earnings and comprehensive income and cash flows for the twelve weeks ended May 1, 1999 and April 25, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of General Nutrition Companies, Inc. and subsidiaries as of February 6, 1999, and the related consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1999 (April 22, 1999 as to Note 19 to the consolidated financial statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 6, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 17, 1999

                                                                    EXHIBIT 23.1


June 10, 1999

General Nutrition Companies, Inc.
300 Sixth Avenue
Pittsburgh, Pennsylvania

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of General Nutrition Companies, Inc. and subsidiaries for the twelve weeks ended May 1, 1999 and April 25, 1998, as indicated in our report dated May 17, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, is incorporated by reference in Registration Statement Nos. 33-58096, 33-68590, 33-93370, 333-00128, and 333-21397 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




Deloitte & Touche LLP
Pittsburgh, Pennsylvania